Form 10-Q
period 2013-06-30
Nexus Enterprise Solutions, Inc.
filed 2013-08-22
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2013

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-184832

NEXUS ENTERPRISE SOLUTIONS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Wyoming	45-2477894
(State or other jurisdiction)	(IRS Employer File Number)

5340 N. Federal Highway Suite 206 Lighthouse Point, FL	33064
(Address of principal executive offices)	(zip code)

 (561)-767-4346
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

As of August 22, 2013, registrant had outstanding 19,186,648 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.

UNAUDITED FINANCIAL STATEMENTS

Three and Six Month Periods Ended June 30, 2013 and 2012
 And
The Year Ended December 31, 2012

Nexus Enterprise Solutions, Inc.
Financial Statements
(Unaudited)

NEXUS ENTERPRISE SOLUTIONS, INC.

Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS

Cash	$570	$62,214
Accounts receivable, net	419,718	116,807

Total Current Assets	420,288	179,021

Property and equipment, net	1,221	1,396
Deposits	-	125,000
Intangible assets	275,000	-
TOTAL ASSETS	$696,509	$305,417

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$344,557	$119,200
Accrued expenses to related parties	178,833	177,711
Current portion of notes payable	100,000	-
Notes payable to related parties	127,485	127,485

Total Current Liabilities	750,875	424,396

Notes payable, net of current portion	32,500	-

TOTAL LIABILITIES	783,375	424,396

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized,
at no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized;
$.001 par value; 19,186,648 shares
issued and outstanding	19,187	19,187
Additional paid-in capital	1,607,224	1,584,421
Accumulated deficit	(1,713,277)	(1,722,587)

Total Stockholders' Deficit	(86,866)	(118,979)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$696,509	$305,417

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

REVENUES	$621,017	$206,431	$1,192,940	$349,381
COST OF SALES	384,210	133,648	784,057	222,700

GROSS PROFIT	236,807	72,783	408,883	126,681

OPERATING EXPENSES
General and administrative	62,346	66,212	96,960	164,508
Research and development	10,713	70,566	75,713	173,644
Consulting fees	125,694	99,304	225,778	814,911

Total Operating Expenses	198,753	236,082	398,451	1,153,063

INCOME (LOSS) FROM OPERATIONS	38,054	(163,299)	10,432	(1,026,382)

OTHER EXPENSES
Interest expense	(561)	(1,911)	(1,122)	(3,822)

INCOME (LOSS) BEFORE INCOME TAXES	37,493	(165,210)	9,310	(1,030,204)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$37,493	$(165,210)	$9,310	$(1,030,204)

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE	$0.00	$(0.01)	$0.00	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	19,186,648	15,971,648	19,186,648	14,496,703

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.

Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012

OPERATING ACTIVITIES

Net income (loss)	$9,310	$(1,030,204)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	22,803	571,250
Bad debt expense	32,939	-
Depreciation expense	175	174
Changes in operating assets and liabilities:
Accounts receivable	(335,850)	(46,291)
Employee advances	-	(30,000)
Accounts payable	225,357	60,470
Accounts payable to related parties	-	100
Accrued expenses	1,122	3,822

Net Cash Used in Operating Activities	(44,144)	(470,679)

FINANCING ACTIVITIES

Common stock issued for cash	-	580,000
Principal payments on debt	(17,500)	-

Net Cash Provided by (Used In) Financing Activities	(17,500)	580,000

NET INCREASE (DECREASE) IN CASH	(61,644)	109,321

CASH AT BEGINNING OF PERIOD	62,214	24,338

CASH AT END OF PERIOD	$570	$133,659

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Reclassification of deposits to intangible asset	125,000	-
Additions to intangible assets with debt	150,000	-
Shares issued for conversion of related party debt and interest	$-	$88,500

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (“Nexus” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement amounts have been made to conform to current period presentation.

Intangible Assets with Indefinite Lives

Indefinite-lived intangible assets are not amortized. The useful lives of the intangible assets are reassessed each reporting period and the indefinite lives may be adjusted to determinable lives if the assessment determines circumstances have changed. The intangible assets are evaluated for impairment annually or when indicators of a potential impairment are present.  There was no evidence of impairment of our indefinite-lived intangible assets as of June 30, 2013.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has generated recurring net losses since inception and has a working capital deficit of $330,587 and an accumulated deficit of $1,713,277 as of June 30, 2013. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the private placement of its common stock. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity (see Note 6) in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (see note 6). The 500,000 shares which were originally valued at $125,000 and  recorded as Deposits was reclassified as Intangible assets bringing the total Intangible asset balance to $275,000. The Intangible asset is an indefinite lived intangible that will be used indefinitely and, therefore, will not be amortized.

NOTE 4 –PAYABLES TO RELATED PARTIES

As of June 30, 2013 and December 31, 2012 the balance of accrued expenses to related parties, which consists of accrued interest and accrued payroll, was $178,833 and $177,711, respectively. At June 30, 2013 and December 31, 2012, the accrued interest on the outstanding notes payable to related parties was $60,833 and $59,711, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of June 30, 2013 and December 31, 2012.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

As of June 30, 2013 and December 31, 2012 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured, bear interest between 0% and 6% and are due on demand.

NOTE 6 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity (see Note 3) in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012. The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company’s gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. As of May 10, 2014, if at least $100,000 of the note has not been paid, any remaining balance will bear interest at 6%. The Company is in default if it fails to make a payment in full on the payment due date and cure is not perfected within 15 days of the due date. In the event of default Nexus will forfeit all rights to use the intellectual property in its lead generation business and all unpaid principal on the note will become immediately due.

During the six months ended June 30, 2013, the Company made $17,500 of payments on the note.  As of June 30, 2013, the balance on the note was $132,500.

NOTE 7 – STOCKHOLDERS’ EQUITY

Under an employment agreement with the Company’s President, John Limansky is awarded 200,000 common shares each year.  Mr. Limansky was granted 200,000 common shares on June 16, 2012 valued at $50,000 (shares will be issued in September 2013). This award was expensed over the service period through June 15, 2013. During the six months ended June 30, 2013, $22,803 was expensed under this issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Overview and History

Nexus Enterprise Solutions, Inc. (“Nexus”) was incorporated in the State of Wyoming on October 19, 1995 as Global Link Technologies, Inc.  On June 10, 2008, Global Link Technologies filed Articles of Amendment with the State of Wyoming changing its name to MutuaLoan Corporation.  On June 16, 2011 (as filed with the State of Wyoming on September 16, 2011), MutuaLoan Corporation entered into a business combination with Nexus Enterprise Solutions, Inc. (“Nexus Florida”).  The business combination was accounted for as a reverse merger recapitalization. The accounting target/legal acquirer was MutuaLoan. The accounting acquirer/legal target was Nexus Florida.  Nexus is currently conducting operations and generating revenue.

The Company operations are currently being conducted out of the Company office located at 5340 N Federal Hwy STE 206 Lighthouse Point, FL 33406 1375; (561) 767-4346.  It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.   Its fiscal year end is December 31st.

Our Company’s primary service is lead generation for its customers.  The Company’s target customers are currently companies in the insurance and financial service industries, but we intend to expand to additional industries in the future.  Our Company uses both online leads and offline lead generation techniques in order to generate revenue by selling such leads, as well as various other services, to our customers.

Online generation

There are many ways to generate leads online. Each has its own formula that needs to be perfected in order to find the balance between quantity and quality. The online lead generation methods used by our Company include, but are not limited to, Proprietary Lead Portals, Pay Per Click Advertising, Email Advertising and Website Banners.

Offline Lead Generation

Using a combination of a predictive dialer call center solution and an overseas outsourced call center solution, our Company is able to generate custom live transfer leads for our customers.  We utilize this method of lead generation in situations where we are confident that a high volume of live leads can be generated and sold for a profit.

Revenue Model and Distribution methods of the products or services

Our revenue model is based on customer development.  We either purchase leads from accredited brokers or locate leads based on the methods described above, and then resell those leads to our customers through our automated system.  The leads must meet the stringent criteria of our system.  The leads are vetted through our fraud filters in order to ensure quality.

We are currently focusing our attention on the auto insurance market, but expect to expand to other industries in the very near future.  The Company will identify and address additional target markets for its services other than the insurance and financial industries with market research and feedback from its customers.

Results of Operations

For the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

The Company generated $621,017 in revenue for the three month period ended June 30, 2013, which compares to revenue of $206,431 for the three month period ended June 30, 2012.  The Company generated $1,192,940 in revenue during the six month period ended June 30, 2013, which compares with revenue of $349,381 for the six month period ended June 30, 2012. Our revenues increased in both periods as a result of our securing new lead generation relationships which enabled us to increase our sales revenue.

Cost of sales for the three month period ended June 30, 2013 was $384,210, which compares to cost of sales of $133,648 for the three month period ended June 30, 2012.  Cost of sales for the six month period ended June 30, 2013 was $784,057, which compares to cost of sales of $222,700 for the six month period ended June 30, 2012.  Our revenues increased in both periods as a result of our securing new lead generation relationships which enabled us to increase our sales revenue. As our sales revenue increased, our cost of sales correspondingly increased in both periods.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the three month period ended June 30, 2013, were $198,753. This compares with operating expenses for the three month period ended June 30, 2012 of $236,082.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the period primarily because we decreased our research and development costs by completing a large portion of the research and development activities that began during the three months ended June 30, 2012.

As a result of the foregoing, we had net income of $37,493 for the three month period ended June 30, 2013. This compares with a net loss for the three month period ended June 30, 2012 of $(165,210).

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the six month period ended June 30, 2013 were $398,451. This compares with operating expenses for the six month period ended June 30, 2012 of $1,153,063. The major components of general and administrative expenses include accounting fees, legal and professional fees. Our expenses decreased because we decreased our research and development costs as well as our dependence on consultants.

As a result of the foregoing, we had net income of $9,310 for the six month period ended June 30, 2013. This compares with a net loss for the six month period ended June 30, 2012 of $(1,030,204).

In its audited financial statements as of December 31, 2012, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of June 30, 2013 we had cash or cash equivalents of $570.  As of December 31, 2012, we had cash or cash equivalents of $62,214.

We believe that with our existing cash flows we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing while our operating expenses are decreasing.  We believe that the amount of revenue we are generating coupled with our lower operating expenses will allow us to meet our operating requirements during the next twelve months.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities was $(44,144) for the six month period ended June 30, 2013. This compares to net cash used in operating activities of $(470,679) for the six month period ended June 30, 2012.   This decrease is due to our lessened dependence on consultants, as well as the fact that the Company has completed most of its research and development activities on its products and services.

Cash flows from investing activities were $0 for the six month period ended June 30, 2013 and June 30, 2012.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $(17,500) for the six month period ended June 30, 2013 which compares to cash flows provided by financing activities of $580,000 for the six month period ended June 30, 2012.  The change in cash flows related to financing activities is due to the fact that we have not offered our common stock for cash during the six months ended June 30, 2013.

As of June 30, 2013, our total assets were $696,509 and our total liabilities were $783,375.  As of December 31, 2012, our total assets were $305,417 and our total liabilities were $424,396.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning June 30, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Our revenue model is based on customer development.  We either purchase leads from accredited brokers or locate leads based on the methods described above, and then resell those leads to our customers through our automated system.  The leads must meet the stringent criteria of our system.  The leads are vetted through our fraud filters in order to ensure quality.

We are currently focusing our attention on the auto insurance market, but expect to expand to other industries in the very near future.

Nexus Enterprise Solutions, Inc. (Nexus) is redefining the current prospect and lead generation and acquisition industry by developing an information exchange service which allows sellers and buyers of leads, and other information assets, to operate in an optimized, transparent, and efficient way to transact deals in a more efficient manner than what is experienced in today’s markets and systems.  This is accomplished primarily through systems and processes which enable enhanced business intelligence and management thereby empowering stakeholders on both sides of the transaction to make well-informed and meaningful connections with each other.

Our Company generates revenue through its lead generation services, which are comprised of the lead generation methods described above and are accessed by our customers through our automated system. The cost of developing an automated system such as ours is prohibitive for a majority of companies. We fulfill a need by allowing these companies to use our technology, forms, landing pages etc, for a fee. We currently are back logged with the amount of companies looking to buy and sell leads to us, our carriers and agencies. In return, we get compensated when we sell a lead by charging our customers a fee for each lead purchased.

The Company will identify and address additional target markets for its services other than the insurance and financial industries with market research and feedback from its customers.

Recently Issued Accounting Pronouncements

We have  reviewed  all  recently issued, but not yet effective,  accounting pronouncements and do not believe the future adoption of any such  pronouncements  may be expected to cause a material impact on our financial condition or the results of our operations.

Seasonality

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Registration Statement on Form S-1 that became effective with the Securities and Exchange Commission on July 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

31.3	Certification of Principal Accounting Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

32.3	Certification of Principal Accounting Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

    * Previously filed with Form S-1 Registration Statement, November 8, 2012.

    ** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2013.

Nexus Enterprise Solutions, Inc.

By:	/s/ John Limansky
John Limansky, President

By:	/s/ Maureen Morgan Bokzam
Maureen Morgan Bokzam, Vice President

By:	/s/ Jason Foster
Jason Foster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Limansky	President and Director	August 22, 2013
John Limansky	Title	Date

/s/ Maureen Morgan Bokzam	Vice President and Director	August 22, 2013
Maureen Morgan Bokzam	Title	Date

/s/ Jason Foster	Chief Executive Officer	August 22, 2013
Jason Foster	Title	Date