Form 10-Q
period 2013-09-30
Nexus Enterprise Solutions, Inc.
filed 2013-11-07
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2013

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

800-781-7970
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

As of November 6, 2013, registrant had outstanding 19,916,648 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$9,010	$62,214
Prepaid expense	20,795	-
Accounts receivable, net	483,408	116,807
Total Current Assets	513,213	179,021

Property and equipment, net	1,134	1,396
Intangible assets	275,000	125,000

TOTAL ASSETS	$789,347	$305,417

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$398,467	$119,200
Accrued expenses to related parties	179,393	177,711
Notes payable	78,000	-
Notes payable to related parties	127,485	127,485
Total Current Liabilities	783,345	424,396

Notes payable, net of current portion	35,000	-
TOTAL LIABILITIES	818,345	424,396

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
at no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized;
$.001 par value; 19,916,648 and 19,186,648 shares
issued and outstanding, respectively	19,917	19,187
Additional paid-in capital	1,796,294	1,584,421
Accumulated deficit	(1,845,209)	(1,722,587)
Total Stockholders' Deficit	(28,998)	(118,979)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$789,347	$305,417

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$517,020	$145,504	$1,709,960	$494,885
COST OF SALES	299,423	8,712	1,083,480	231,412

GROSS PROFIT	217,597	136,792	626,480	263,473

OPERATING EXPENSES
General and administrative	35,508	82,639	132,468	247,147
Research and development	5,599	62,461	81,312	236,105
Consulting fees	307,862	82,560	533,640	853,394
Total Operating Expenses	348,969	227,660	747,420	1,336,646

LOSS FROM OPERATIONS	(131,372)	(90,868)	(120,940)	(1,073,173)

OTHER EXPENSES
Interest expense	(560)	(1,910)	(1,682)	(5,732)

NET LOSS	$(131,932)	$(92,778)	$(122,622)	$(1,078,905)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	19,494,691	16,444,474	19,290,458	15,150,699
The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(122,622)	$(1,078,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	212,603	539,810
Bad debt expense	32,307	-
Depreciation expense	262	261
Changes in operating assets and liabilities:
Accounts receivable	(398,907)	(172,956)
Employee advances	-	-
Accounts payable	279,266	128,185
Prepaid expenses	(20,795)	-
Accounts payable to related parties	-	9,620
Accrued expenses to related parties	1,682	5,732
Net Cash Used in Operating Activities	(16,204)	(568,253)

FINANCING ACTIVITIES
Repayment of notes payable	(37,000)	-
Common stock issued for cash	-	580,000
Net Cash (Used in) Provided by Financing Activities	(37,000)	580,000

NET (DECREASE) INCREASE IN CASH	(53,204)	11,747
CASH AT BEGINNING OF PERIOD	62,214	24,338
CASH AT END OF PERIOD	$9,010	$36,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for conversion of related party debt and interest	$-	$138,500
Reclassification of deposits to intangible asset	125,000	-
Debt issued for acquisition of intangible asset	150,000	-

  The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012.

Intangible Assets with Indefinite Lives

Indefinite-lived intangible assets are not amortized. The useful lives of the intangible assets are reassessed each reporting period and the indefinite lives may be adjusted to determinable lives if the assessment determines circumstances have changed. The intangible assets are evaluated for impairment annually or when indicators of a potential impairment are present. There was no evidence of impairment of our indefinite-lived intangible assets as of September 30, 2013.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $270,132 and an accumulated deficit of $1,845,209 as of September 30, 2013. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCRUED EXPENSES TO RELATED PARTIES

As of September 30, 2013 and December 31, 2012 the balance of accrued expenses to related parties, which consists of accrued interest and accrued payroll, was $179,393 and $177,711, respectively. At September 30, 2013 and December 31, 2012, the accrued interest on the outstanding notes payable to related parties was $61,393 and $59,711, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of September 30, 2013 and December 31, 2012.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
(Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of September 30, 2013 and December 31, 2012 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured, bear interest between 0% and 6% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the nine months ended September 30, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company’s gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. As of May 10, 2014, if at least $100,000 of the note has not been paid, any remaining balance will bear interest at 6%.

As of September 30, 2013 and December 31, 2012 the Company had outstanding notes payable of $113,000 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Under an employment agreement with the Company’s President, John Limansky is awarded 200,000 common shares each year.  Mr. Limansky was granted 200,000 common shares on June 16, 2012 valued at $50,000. This award is being expensed over the service period through June 15, 2013. During the nine months ended September 30, 2013, $22,803 was expensed under this award. These 200,000 common shares were not issued and John Limansky forfeited them upon his resignation on September 13, 2013.

During the nine months ended September 30, 2013, the Company issued an aggregate of 730,000 common shares for services valued at $189,800. The shares vested immediately upon grant.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

The Company generated $517,020 in revenue for the three month period ended September 30, 2013, which compares to revenue of $145,504 for the three month period ended September 30, 2012.  The Company generated $1,709,960 in revenue during the nine month period ended September 30, 2013, which compares with revenue of $494,885 for the nine month period ended September 30, 2012. Our revenues increased in both periods as a result of our securing new lead generation relationships which enabled us to increase our sales revenue.

Cost of sales for the three month period ended September 30, 2013 was $299,423, which compares to cost of sales of $8,712 for the three month period ended September 30, 2012.  Cost of sales for the nine month period ended September 30, 2013 was $1,083,480, which compares to cost of sales of $231,412 for the nine month period ended September 30, 2012.  Our revenues increased in both periods as a result of our securing new lead generation relationships which enabled us to increase our sales revenue. As our sales revenue increased, our cost of sales correspondingly increased in both periods.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the three month period ended September 30, 2013, were $348,969. This compares with operating expenses for the three month period ended September 30, 2012 of $227,660.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses increased during the period primarily because we had an increase in our consulting fees.

As a result of the foregoing, we had a net loss of $131,932 for the three month period ended September 30, 2013. This compares with a net loss for the three month period ended September 30, 2012 of $92,778.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the nine month period ended September 30, 2013 were $747,420. This compares with operating expenses for the nine month period ended September 30, 2012 of $1,336,646. The major components of general and administrative expenses include accounting fees, legal and professional fees. Our expenses decreased during the period because we decreased our research and development costs as well as our dependence on consultants.

As a result of the foregoing, we had a net loss of $122,622 for the nine month period ended September 30, 2013. This compares with a net loss for the nine month period ended September 30, 2012 of $1,078,905.

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

Liquidity and Capital Resources

As of September 30, 2013 we had cash of $9,010.  As of December 31, 2012, we had cash of $62,214.

We believe that with our existing cash flows we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing while our operating expenses are decreasing.  We believe that the amount of revenue we are generating coupled with our lower operating expenses for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 will allow us to meet our operating requirements during the next twelve months.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities was $16,204 for the nine month period ended September 30, 2013. This compares to net cash used in operating activities of $568,253 for the nine month period ended September 30, 2012.   This decrease is due to our lessened dependence on consultants and stock based compensation, as well as the fact that the Company has completed most of its research and development activities on its products and services.

Cash flows from investing activities were $0 for the nine month period ended September 30, 2013 and September 30, 2012.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $37,000 for the nine month period ended September 30, 2013 which compares to cash flows provided by financing activities of $580,000 for the nine month period ended September 30, 2012.  The change in cash flows related to financing activities is due to the fact that we have decreased offering our common stock for cash during the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012.

As of September 30, 2013, our total assets were $789,347 and our total liabilities were $818,345.  As of December 31, 2012, our total assets were $305,417 and our total liabilities were $424,396.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning September 30, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November  7, 2013.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

By:	/s/ Jason Foster
Jason Foster, Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President and Director	November 7, 2013
James Bayardelle	Title	Date

/s/ Jason Foster	Chief Technology Officer	November 7, 2013
Jason Foster	Title	Date