Form 10-Q/A
period 2013-09-30
Nexus Enterprise Solutions, Inc.
filed 2013-11-19
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Nexus Enterprise Solutions, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013 (the “Original Filing Date”), in order to provide restated financial statements and footnotes as discussed in Note 7 to the accompanying restated unaudited financial statements.  The changes made to the financial statements relate to the amount of revenue generated by the company, which was previously listed under cost of sales.  The Section titled Management’s Discussion and Analysis and Plan of Operation has also been revised to include the changes made to the financial statements.  No other changes have been made to the Form 10-Q.  This Amendment speaks as of the Original Filing Date, does not reflect events that may have been subsequent to the Original Filing Date, and does not modify or update in any way other disclosures made in the Form 10-Q.

FORM 10-Q/A

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
	( Restated)
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

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	( Restated)		( Restated)
REVENUES	$832,504	$145,504	$2,025,444	$494,885
COST OF SALES	614,907	8,712	1,398,964	231,412

GROSS PROFIT	217,597	136,792	626,480	263,473

OPERATING EXPENSES
General and administrative	35,508	82,639	132,468	247,147
Research and development	5,599	62,461	81,312	236,105
Consulting fees	307,862	82,560	533,640	853,394
Total Operating Expenses	348,969	227,660	747,420	1,336,646

LOSS FROM OPERATIONS	(131,372)	(90,868)	(120,940)	(1,073,173)

OTHER EXPENSES
Interest expense	(560)	(1,910)	(1,682)	(5,732)

NET LOSS	$(131,932)	$(92,778)	$(122,622)	$(1,078,905)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	19,494,691	16,444,474	19,290,458	15,150,699

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(Restated)
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $305,132 and an accumulated deficit of $1,845,209 as of September 30, 2013. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7 – RESTATEMENT

On November 12, 2013, the Company determined that it needed to restate its recently filed unaudited financial statements for the nine months ended September 30, 2013, as contained in its Quarterly Report on Form 10Q. The Company determined that it had incorrectly classified certain transaction relating to revenues and cost of sales. As a result the Company determined that it had understated revenues and cost of sales by $315,484 for both the three and nine months ended September 30, 2013. The previously reported results of operations for the three and nine months ended September 30, 2013 have been restated herein to reflect the correction of this error.

In the restated unaudited financial statements, the Company reported revenues of $2,025,444 and cost of sales of $1,398,964 for the nine months ended September 30, 2013, compared to the originally filed unaudited financials which reported revenues of $1,709,960 and cost of sales of $1,086,480 for the same period.

In the restated unaudited financial statements, the Company reported revenues of $832,504 and cost of sales of $614,907 for the three months ended September 30, 2013, compared to the originally filed unaudited financials which reported revenues of $517,020 and cost of sales of $299,423 for the same period.

Only revenues and cost of sales were affected as noted above, and all other figures remained the same as compared to the originally filed financials. The restatement had no impact on the balance sheet of the Company as of September 30, 2013 or the cash flows of the Company for the nine months ended September 30, 2013.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

The Company generated $832,504 in revenue for the three month period ended September 30, 2013, which compares to revenue of $145,504 for the three month period ended September 30, 2012.  The Company generated $2,025,444 in revenue during the nine month period ended September 30, 2013, which compares with revenue of $494,885 for the nine month period ended September 30, 2012. Our revenues increased in both periods as a result of our securing new lead generation relationships which enabled us to increase our sales revenue.

Cost of sales for the three month period ended September 30, 2013 was $614,907, which compares to cost of sales of $8,712 for the three month period ended September 30, 2012.  Cost of sales for the nine month period ended September 30, 2013 was $1,398,964, which compares to cost of sales of $231,412 for the nine month period ended September 30, 2012.  Our revenues increased in both periods as a result of our securing new lead generation relationships which enabled us to increase our sales revenue. As our sales revenue increased, our cost of sales correspondingly increased in both periods.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November  19, 2013.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

By:	/s/ Jason Foster
Jason Foster, Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President and Director	November 19, 2013
James Bayardelle	Title	Date

/s/ Jason Foster	Chief Technology Officer	November 19, 2013
Jason Foster	Title	Date