Form 10-K
period 2013-12-31
Nexus Enterprise Solutions, Inc.
filed 2014-03-31
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No. 333-184832

NEXUS ENTERPRISE SOLUTIONS, INC.
 (Exact Name of Issuer as specified in its charter)

Wyoming	45-2477894
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

5340 N. Federal Highway Suite 206
Lighthouse Point, FL	33064
(Address of principal executive offices)	(zip code)

(561) 767-4346
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☑.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 30, 2013 was $1,968,348

As of March 31, 2014, registrant had outstanding 19,966,648 shares of common stock.

FORM 10-K

NEXUS ENTERPRISE SOLUTIONS, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Nexus,” “the Company” ,“we,” “us,” and “our,” refer to Nexus Enterprise Solutions, Inc., a Wyoming corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

Based in Lighthouse Point, Florida, Nexus is a lead generation services company dedicated to helping our customers identify, engage and develop long term relationships with their clients through a host of proprietary lead generation systems designed to identify potential clients for our customers, Nexus Enterprise Solutions, Inc. provides a broad range of internet marketing strategies to capture targeted buyer data and use that data to generate revenues through the sale of leads to our customers.  Nexus Enterprise Solutions, Inc. is quickly expanding into a number of different industries and currently serves as a lead generation engine for several of the nation’s largest companies in the insurance and financial service sectors.

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

Principal services and their markets

Our Company’s primary service is lead generation for its customers.  The Company’s target customers are currently companies in the insurance and financial service industries, but we intend to expand to additional industries in the future.  Below, our lead generation service and process are detailed in an effort to explain the methods by which our company generates revenue.

LEAD GENERATION DEFINITION: A lead, in a marketing context, is a potential sales contact: an individual or organization that expresses an interest in your goods or services. Leads are typically obtained through the referral of an existing customer, or through a direct response to advertising/publicity.  A company's marketing department is typically responsible for lead generation. Pursuing and closing leads normally falls to the company's sales department. For example, a vendor will display their wares at an industry trade show, hoping to attract the attention of qualified buyers attending the exhibit. Each inquiry for more vendor information would be a "lead," which might subsequently be developed into a sale. A company's lead generation efforts and its approach to dealing with leads can significantly impact its success in the marketplace.  We use two separate methods of acquiring leads, which are online generation and offline generation.

Online generation

There are many ways to generate leads online. Each has its own formula that needs to be perfected in order to find the balance between quantity and quality. The online lead generation methods used by our Company are as follows, with each including a description of how the process involved with each type of lead generation method is utilized.

1. Proprietary Lead Portals : provides several ways for advertisers to put targeted offers in front of a buying consumer audience via a proprietary network of websites all specifically built for a broad or specific industry. For this service, our customers pay per generated lead on a cost per lead (the delivery of just the name and contact details) or cost per acquisition basis (an actual credit card paid transaction.)

2. Search engine optimization (SEO): is the process of improving the volume or quality of traffic to a website from search engines via "natural" or un-paid ("organic" or "algorithmic") search results as opposed to search engine marketing (SEM) which deals with paid inclusion. Typically, the earlier (or higher) a site appears in the search results list, the more visitors it will receive from the search engine.  SEO may target different kinds of search, including image search, local search, video search, and industry-specific vertical search engines. This gives a web site web presence.  As an Internet marketing strategy, SEO considers how search engines work and what people search for.  Optimizing a website primarily involves editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines.

The acronym "SEO" can refer to "search engine optimizers," a term adopted by an industry of consultants who carry out optimization projects on behalf of clients, and by employees who perform SEO services in-house.  Search engine optimizers may offer SEO as a stand-alone service or as a part of a broader marketing campaign. Because effective SEO may require changes to the HTML source code of a site, SEO tactics may be incorporated into web site development and design. The term "search engine friendly" may be used to describe web site designs, menus, content management systems, images, videos, shopping carts, and other elements that have been optimized for the purpose of search engine exposure.  Another class of techniques, known as black hat SEO or spamdexing, use methods such as link farms, keyword stuffing and article spinning that degrade both the relevance of search results and the user experience of search engines. Search engines look for sites that employ these techniques in order to remove them from their indices.

3. Pay Per Click: is an Internet advertising model used on websites, in which advertisers pay a host only when their ad is clicked. With search engines, advertisers typically bid on keyword phrases relevant to their target market. Content sites commonly charge a fixed price per click rather than use a bidding system.

Cost per click (CPC) is the amount of money an advertiser pays search engines and other Internet publishers for a single click on its advertisement that brings one visitor to its website.  In contrast to the generalized portal, this seeks to drive a high volume of traffic to one site. It does this by offering financial incentives (in the form of a percentage of revenue) to affiliated partner sites.

4. Email Advertising: is a form of direct marketing which uses electronic mail as a means of communicating commercial or fundraising messages to an audience. In its broadest sense, every e-mail sent to one of our customer’s potential or current client could be considered e-mail marketing. However, the term is usually used to refer to:

•	sending e-mails with the purpose of enhancing the relationship of a merchant with its current or previous customers and to encourage customer loyalty and repeat business,

•	sending e-mails with the purpose of acquiring new customers or convincing current customers topurchase something immediately,

•	adding advertisements to e-mails sent by other companies to their customers, and

5. Online Internet Publishers: are companies specializing in lead generation and buy email, search, and banner traffic to drive potential leads to proprietary portals that they own. Using ads promoting information about products and services, potential leads arrive at these portals at which time they are required to fill out their full contact information. The prospects then choose freely what advertisements they are interested in by opting into or filling out a custom form of each offer they want more information about. Since each lead opts in, the Internet publishers capture the IP (“Internet Protocol”) address of the computer each lead comes from, as well as the date and time of capture.

6. Website Banner Advertisements: A web banner or banner ad is a form of advertising on the World Wide Web. This form of online advertising entails embedding an advertisement into a web page. It is intended to attract traffic to a website by linking to the website of the advertiser. The advertisement is constructed from an image,, JavaScript program or multimedia object employing technologies such as Java, Shockwave or Flash, often employing animation, sound, or video to maximize presence.

The web banner is displayed when a web page that references the banner is loaded into a web browser.

This event is known as an "impression". When the viewer clicks on the banner, the viewer is directed to the website advertised in the banner. This event is known as a "click through". In many cases, banners are delivered by a central ad server.  When the advertiser scans their log files and detects that a web user has visited the advertiser's site from the content site by clicking on the banner ad, the advertiser sends the content provider some small amount of money. This payback system is often how the content provider is able to pay for the Internet access to supply the content in the first place. Usually though, advertisers use ad networks to serve their advertisements, resulting in a revenue sharing system and higher quality ad placement.  Web banners function the same way as traditional advertisements are intended to function: notifying consumers of the product or service and presenting reasons why the consumer should choose the product in question, although web banners differ in that the results for advertisement campaigns may be monitored real-time and may be targeted to the viewer's interests.

7. Blogs: A weblog, web log or simply a blog, is a web application which contains periodic time-stamped posts on a common webpage. These posts are often but not necessarily in reverse chronological order.  Such a website would typically be accessible to any Internet user. "Weblog" is a portmanteau of "web" and "log". The term "blog" came into common use as a way of avoiding confusion with the term server log.

8. Social Networking: is a term that describes use of social networks, online communities, blogs, wikis or any other online collaborative media for marketing, sales, public relations and customer service.

Common social media marketing tools include Twitter, LinkedIn, Facebook, Flickr, Wikipedia, Orkut and YouTube.

In the context of internet marketing, social media refers to a collective group of web properties whose content is primarily published by users, not direct employees of the property (e.g., the vast majority of video on YouTube is published by non-YouTube employees).

9. Affiliate Network: is an Internet-based marketing practice in which a business rewards one or more affiliates for each visitor or customer brought about by the affiliate's marketing efforts. It is an application of crowdsourcing. Examples include rewards sites, where users are rewarded with cash or gifts, for the completion of an offer, and the referral of others to the site.

The affiliate marketing industry has four core players: the merchant (also known as 'retailer' or 'brand'), the network, the publisher (also known as 'the affiliate') and the customer. The market has grown in complexity to warrant a secondary tier of players, including affiliate management agencies, superaffiliates and specialized third parties vendors.

Affiliate marketing overlaps with other Internet marketing methods to some degree, because affiliates often use regular advertising methods. Those methods include organic search engine optimization, paid search engine marketing, e-mail marketing, and in some sense display advertising. On the other hand, affiliates sometimes use less orthodox techniques, such as publishing reviews of products or services offered by a partner.

10. Affiliate Programs: using one website to drive traffic to another—is a form of online marketing, which is frequently overlooked by advertisers. While search engines, e-mail, and website syndication capture much of the attention of online retailers, affiliate marketing carries a much lower profile. Still, affiliates continue to play a significant role in e-retailers' marketing strategies.

Offline Lead Generation

Live Phone Lead Transfer Division

Using a combination of a predictive dialer call center solution and an overseas outsourced call center solution, our Company is able to generate custom live transfer leads for our customers.  We utilize this method of lead generation in situations where we are confident that a high volume of live leads can be generated and sold for a profit. It is possible to charge high prices for leads generated by using this method, and it also allows our customers to meet profitability goals and acquisition costs goals.. Competitive pricing will be determined from the ability to generate a certain volume of leads/day for each of our customers. The necessity to increase or decrease our use of this method of lead generation for our customers will be determined each day based on the amount of leads generated.

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

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Clients and Competition

Competition

We see very little competition for our business model, and do not anticipate such competition to become significant in the future.  While it is possible that our business model may be duplicated in the future, at the current time we believe our system and business method of providing both online and offline lead generation services as one automated system is unique and therefore results in little competition from our competitors, including our competitors in the lead generation business.

Platform

Lead generation services do exist. However, our automated solution is a mass market product that enables potential buyers and sellers to quickly purchase and sell various leads. We are in the process of creating and operating a platform which will create a new method for facilitating such transactions.

Strategy

Structured as a technology services company, our business model is designed to provide an automated solution to the lead generating process. We anticipate in the near future having a solid footprint with minimal competition.

Backlog

At December 31, 2013, we had no backlog.

Employees

           As of December 31, 2013, we three full time employees and three part time employees.

Proprietary Information

           We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We spent $81,313 on research and development of our products during the year ended December 31, 2013, which is compared to $227,944 spent on research and development during the year ended December 31, 2012.  We expect our research and development costs to remain stable now that we have finalized the development of our lead generation model.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.nexusenterprisesolutions.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at our principal office, 5340 N. Federal Highway, Suite 206, Lighthouse Point, FL 33064. Our telephone number is (561)-767-4346.

Item 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Because the Company auditors have issued a going concern opinion, there is a substantial uncertainty that it will continue operations in which case one could lose one’s investment.

The auditors have issued a going concern opinion because of the Company’s recurring losses, negative working capital, stockholder’s deficit and the absence of revenue-generating operations.  This means that there is substantial doubt that it can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about its ability to continue in business.  As such it may have to cease operations and you could lose your entire investment.

Since the Company has shown a net loss since inception, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if the company is unsuccessful in its business plans.

Based upon current plans, the Company expects to incur operating losses in future periods as it incurs significant expenses associated with the growth of its business.  Further, there is no guarantee that it will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future.  Any such failure could result in the possible closure of its business or force the company to seek additional capital through loans or additional sales of its equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

The Company cannot guarantee that it will continue to generate revenues which could result in a total loss of your investment if it is unsuccessful in its business plans.

While the company has generated revenue, which are reported in the financial statements included in this Prospectus, there can be no assurance that it will continue to generate revenues or that revenues will be sufficient to maintain its business.  As a result, one could lose all of one’s investment if the Company is not successful in its proposed business plans.

Growth and development of operations will depend on the acceptance of the Company’s proposed business.  If the Company’s services are not deemed desirable and suitable for purchase and it cannot establish a customer base, it may not be able to generate future revenues, which would result in a failure of the business and a loss of any investment one makes in the shares.

The acceptance of the Company’s lead generation services for its customers is critically important to its success. The Company cannot be certain that the services that it will be offering will be appealing and as a result there may not be any demand for these products and its sales could be limited and it may never realize any revenues. In addition, there are no assurances that if it alters or changes the products it offers in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the services the Company plans to offer slows, then its business would be materially affected, which could result in the loss of your entire investment.

Demand for the services which it intends to sell depends on many factors, including:

•	the number of clients the Company is able to attract and retain over time.

•	the economy, and in periods of rapidly declining economic conditions, customers may defer services such as ours in order to pay secured debts or debts that must be made in order to remain solvent.

•	the competitive environment in the lead generation market that may force it to reduce prices below its desired pricing level or increase promotional spending.

•	the ability to anticipate changes in consumer preferences and to meet customers’ needs for lead generation services in a timely cost effective manner.

For the long term, demand for the products it plans to offer may be affected by:

•	the ability to establish, maintain and eventually grow market share in a competitive environment.

•
delivery of its information globally, geopolitical changes, changes in trading regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability.

All of these factors could result in immediate and longer term declines in the demand for the services it plans to offer, which could adversely affect its sales, cash flows and overall financial condition.  An investor could lose his or her entire investment as a result.

The loss of the services of the current officers and directors could severely impact the Company business operations and future development, which could result in a loss of revenues and one’s ability to ever sell any shares one purchases in this offering.

The performance is substantially dependent upon the professional expertise of the current officers and board of directors.  Each has extensive expertise in the lead generation and services industry and the company is dependent on their abilities to develop its business. If they are unable to perform their duties, this could have an adverse effect on company business operations, financial condition and operating results if it is unable to replace them with other individuals qualified to develop and market its business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this offering as well as the complete loss of your investment.

The Company may not be able to successfully implement its business strategy, which could adversely affect its business, financial condition, results of operations and cash flows.  If the Company cannot successfully implement its business strategy, it could result in the loss of your investment.

Successful implementation of its business strategy depends on factors specific to stock trading platforms and the state of the financial industry and numerous other factors that may be beyond its control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on its business, its financial condition, and results of operations and cash flow:

•	The competitive environment in the lead generation industry that may force us to reduce prices below the optimal pricing level or increase promotional spending;
•	Its ability to anticipate changes in consumer preferences and to meet customers’ needs for trading products in a timely cost effective manner; and
•	Its ability to establish, maintain and eventually grow market share in a competitive environment.

There are no substantial barriers to entry into the industry and because the company does not currently have any copyright protection for the services it intends to sell, there is no guarantee someone else will not duplicate its ideas and bring them to market before it does, which could severely limit the Company proposed sales and revenues.  If the Company cannot generate sales and revenues, it could result in the loss of your investment.

Since it has no intellectual property protection, unauthorized persons may attempt to copy aspects of its business, including its services or marketing materials. Any encroachment upon the Company corporate information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated against it for infringement upon another company's proprietary information or improper use of their copyright, may affect its ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business.  Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce the company intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others.  Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm its business operations and/or results of operations.  As a result, an investor could lose his or her entire investment.

As the Company intends to be conducting international business transactions, it will be exposed to local business risks in different countries, which could have a material adverse effect on its financial condition or results of operations, which could result in the loss of your investment.

The Company intends to promote and sell some of its services internationally by way of using overseas outsourced call centers for its offline lead generation services, and we expect to have customers or call centers located in several countries. The Company international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;

•	risk of nationalization of private enterprises by foreign governments;

•	legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and

•	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

It may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where it will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on its base operations and upon its financial condition and results of operations.

Since its services will be available over the Internet in foreign countries and the Company will have customers residing in foreign countries, foreign jurisdictions may require it to qualify to do business in their country. It will be required to comply with certain laws and regulations of each country in which it conducts business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

The company operations in developing markets could expose it to political, economic and regulatory risks that are greater than those it may face in established markets. Further, its international operations may require it to comply with additional United States and international regulations.  If the company fails to comply with the required domestic and international regulations or violates any such regulations, it may not be able to generate sales and revenue necessary to continue its business plans, which could result in the loss of your investment.

For example, it may be required to comply with the Foreign Corrupt Practices Act, or "FCPA," which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. The Company may operate in some nations that have experienced significant levels of governmental corruption. Its employees, agents and contractors, including companies to which it outsources business operations, may take actions in violation of its policies and legal requirements. Such violations, even if prohibited by its policies and procedures, could have an adverse effect on its business and reputation. Any failure by the Company to ensure that its employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on its ability to conduct business in certain foreign jurisdictions, and its results of operations and financial condition could be materially and adversely affected. Finally, any additional regulatory requirements put in place by the United States or any foreign country in which the Company operates may expose the company to additional liability, and require the Company to comply with complex and time consuming regulations.

In addition, the Company ability to attract and retain customers may be adversely affected if the reputations of the financial app industry, online brokers as a whole or if particular service providers knowingly relay faulty data. The perception of untrustworthiness within the stock trading industry or of financial apps could materially adversely affect its ability to attract and retain customers.

Failure of third-party service providers upon which we rely could adversely affect our business and result in the loss of your investment.

The Company may rely on certain third-party service providers, including data centers, call centers, direct posts, aggregators, publishers, insurance carriers, insurance agencies, back-office systems, Internet and wireless service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If its arrangement with any third party is terminated, it may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The company officers and directors will continue to exercise significant control over our operations, which means as a minority stockholder, you would have no control over certain matters requiring stockholder approval that could affect your ability to ever resell any of your shares.  If you are not able to resell any shares, it may result in the loss of your investment.

Our executive officers and directors will continue to have a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the Company or other matters that could affect your ability to ever resell your shares. Their interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

In general, buying low-priced penny stocks is very risky and speculative.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  You may not able to sell your shares when you want to do so, if at all.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We may never pay dividends to shareholders, which could reduce the monetary gain you may realize on your investment.

We have not declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.  If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company operations are currently being conducted out of the Company office located at 5340 N Federal Hwy STE 206 Lighthouse Point, FL 33406 1375; (561) 767-4346.  It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

       Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since July 30, 2013, our common stock has been quoted on the OTCQB marketplace, under the trading symbol NXES.  Prior to June 30, 2013, our common stock was quoted on OTC Markets Pinksheets. However, there was no public trading of our common stock.  The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Fiscal year ended December 31, 2013	High	Low

First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.34	$0.25
Fourth Quarter	$0.34	$0.13

Holders

As of March 31, 2014, there were 207 record holders of our common stock, and there were 19,966,648 shares of our common stock outstanding.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

   The following table provides selected financial data about us for the fiscal years ended December 31, 2013 and 2012. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended December 31,
	2013	2012

Cash	$23,013	$62,214
Total assets	540,822	305,417
Total liabilities	625,131	424,396
Shareholders' equity (deficit)	(84,309)	(118,979)

Revenues	2,635,716	1,095,853
Operating expenses	989,022	1,814,355
Net loss	$(189,259)	$(1,395,833)

Results of Operations

For the year ended December 31, 2013 and December 31, 2012

The Company generated $2,635,716 in revenue for the year ended December 31, 2013, which compares to revenue of $1,095,853 for the year ended December 31, 2012.  Our revenues increased during the year ended December 31, 2013 as a result of our securing new lead generation relationships which enabled us to increase our sales revenue.

Cost of sales for the year ended December 31, 2013 was $1,833,710, which compares to cost of sales of $670,438 for the year ended December 31, 2012.  Our revenues increased during the year ended December 31, 2013 as a result of our securing new lead generation relationships which enabled us to increase our sales revenue. As our sales revenue increased, our cost of sales correspondingly increased in both periods.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the year ended December 31, 2013, were $989,022. This compares with operating expenses for the year ended December 31, 2012 of $1,814,355.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the year ended December 31, 2013 primarily because we had a decrease in our consulting fees.

As a result of the foregoing, we had a net loss of $189,259 for the year ended December 31, 2013. This compares with a net loss for the year ended December 31, 2012 of $1,395,833.

In its audited financial statements as of December 31, 2013, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2013 we had cash of $23,013.  As of December 31, 2012, we had cash of $62,214.

We believe that with our existing cash flows we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing while our operating expenses are decreasing.  We believe that the amount of revenue we are generating coupled with our lower operating expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 will allow us to meet our operating requirements during the next twelve months.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities was $14,799 for the year ended December 31, 2013. This compares to net cash used in operating activities of $502,124 for the year ended December 31, 2012.   This decrease is due to our lessened dependence on consultants and stock based compensation, as well as the fact that the Company has completed most of its research and development activities on its products and services.

Cash flows used in investing activities were $0 for the year end December 31, 2013 and December 31, 2012.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $54,000 for the year ended December 31, 2013 which compares to cash flows provided by financing activities of $540,000 for the year ended December 31, 2012.  The change in cash flows related to financing activities is due to the fact that we have decreased offering our common stock for cash during the year ended December 31, 2013, as compared with the year ended December 31, 2012.

As of December 31, 2013, our total assets were $540,822 and our total liabilities were $625,131.  As of December 31, 2012, our total assets were $305,417 and our total liabilities were $424,396.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and retain our customers and our ability to generate revenues.

Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

Our plan for the twelve months beginning January 1, 2014 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Shareholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nexus Enterprise Solutions, Inc.
Lighthouse Point, Florida

We have audited the accompanying balance sheets of Nexus Enterprise Solutions, Inc. (the “Company”), as of December 31, 2013 and 2012, and the related statements of operations, stockholder’s deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexus Enterprise Solutions, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nexus Enterprise Solutions, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
March 31, 2014

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$23,013	$62,214
Prepaid expenses	15,250	-
Accounts receivable, net	226,512	116,807
Total Current Assets	264,775	179,021

Property and equipment, net	1,047	1,396
Deposit	-	125,000
Intangible assets	275,000	-

TOTAL ASSETS	$540,822	$305,417

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$221,692	$119,200
Accrued expenses to related parties	179,954	177,711
Notes payable	81,000	-
Notes payable to related parties	127,485	127,485
Total Current Liabilities	610,131	424,396

Long-term debt	15,000	-
Total Liabilities	625,131	424,396

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized
$0.001 par value; 19,966,648 and 19,186,648
shares issued and outstanding, respectively	19,967	19,187
Additional paid-in capital	1,807,570	1,584,421
Accumulated deficit	(1,911,846)	(1,722,587)
Total Stockholders' Deficit	(84,309)	(118,979)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$540,822	$305,417

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations

	Years Ended
	December 31,
	2013	2012

REVENUES	$2,635,716	$1,095,853
COST OF SALES	1,833,710	670,438

GROSS PROFIT	802,006	425,415

OPERATING EXPENSES
General and administrative	192,776	343,799
Research and development	81,313	227,944
Consulting fees	714,933	1,242,612
Total Operating Expenses	989,022	1,814,355

LOSS FROM OPERATIONS	(187,016)	(1,388,940)

OTHER EXPENSES
Interest expense	(2,243)	(6,893)

NET LOSS	$(189,259)	$(1,395,833)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	19,462,949	16,054,093

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2011	9,601,648	$9,602	$(105,692)	$(326,754)	$(422,844)

Common stock issued for cash	3,700,000	3,700	576,300	-	580,000

Common stock issued for services	3,500,000	3,500	852,698	-	856,198

Common stock issued for related party debt	1,885,000	1,885	136,615	-	138,500

Common stock issued as deposit for acquisition of license	500,000	500	124,500	-	125,000

Net loss	-	-	-	(1,395,833)	(1,395,833)

Balances, December 31, 2012	19,186,648	$19,187	$1,584,421	$(1,722,587)	$(118,979)

Amortization of stock-based compensation	-	-	34,129	-	34,129

Common stock issued for services	780,000	780	189,020	-	189,800

Net loss	-	-	-	(189,259)	(189,259)

Balances, December 31, 2013	19,966,648	$19,967	$1,807,570	$(1,911,846)	$(84,309)

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows

	Years Ended
	December 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(189,259)	$(1,395,833)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	223,929	856,198
Bad debt expense	45,944	58,749
Depreciation expense	349	349
Changes in operating assets and liabilities:
Prepaid expenses	6,750	-
Accounts receivable	(155,649)	(117,469)
Accounts payable and accrued expenses	80,492	110,489
Accounts payable to related parties	-	(21,500)
Accrued expenses to related parties	2,243	6,893
Net Cash Used in Operating Activities	(14,799)	(502,124)

FINANCING ACTIVITIES
Common stock issued for cash	-	580,000
Payments on notes payable	(54,000)	-
Payments on notes payable to related parties	-	(40,000)
Net Cash (Used In) Provided by Financing Activities	(54,000)	540,000

NET (DECREASE) INCREASE IN CASH	(39,201)	37,876
CASH AT BEGINNING OF PERIOD	62,214	24,338
CASH AT END OF PERIOD	$23,013	$62,214

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Shares issued for conversion of related party debt	$-	$138,500
Debt issued for acquisition of intangible asset	150,000	-
Reclassification of deposits to intangible asset	125,000	-
Shares issued as deposit for acquisition of license	-	125,000
Financed insurance premium	22,000	-

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nexus Enterprise Solutions, Inc. (fka MutuaLoan, Corp.) (the “Company” and “MutuaLoan”), a corporation organized under the laws of the State of Wyoming, entered into a business combination with Nexus Enterprise Solutions, Inc. (“Nexus Florida”), a corporation organized under the laws of the State of Florida.  The business combination was effective on June 16, 2011 and was filed with the State of Wyoming on September 16, 2011.   The Company is the surviving entity for legal purposes and Nexus Florida is the surviving entity for accounting purposes. Nexus Florida was formed on June 6, 2011 to be a provider of customer leads to the insurance industry. There was no predecessor entity to Nexus Florida. The management of Nexus Florida became the management of the Company and the original owners of Nexus Florida retained control of the combined entity upon the business combination. Prior to the business combination the Company had no revenues and limited operations.

The business combination stipulated that the companies would undergo a business combination through a share exchange and the surviving entity for legal purposes would be MutuaLoan. Nexus Enterprise Solutions, Inc. was then dissolved into MutuaLoan, Corp. MutuaLoan, Corp. then changed its name to Nexus Enterprise Solutions, Inc. The transaction has been accounted for as a reverse merger recapitalization, whereby the accounting target/legal acquirer was MutuaLoan. The accounting acquirer/legal target was Nexus Florida. The shareholders of Nexus Florida received 9,000,000 common shares of the combined entity, and 100% of the equity voting interest of MutuaLoan; the shareholders of MutuaLoan Corp. retained their holdings on a 1:1 basis and the authorized number of shares in the surviving entity remained at 500,000,000 and the issued and outstanding shares were accordingly adjusted to 9,151,679, upon total issuance.

Basis of Presentation

The financial statements as of December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered. This interpretation also requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Earnings (Loss) Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of December 31, 2013 and 2012.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value. The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant market or credit risks arising from these financial instruments.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was $98,944, and $53,000 as of December 31, 2013 and December 31, 2012, respectively.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment. It is recorded at cost and depreciated over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2013 and 2012, the Company had property and equipment of $1,047 and $1,396, respectively, net of accumulated depreciation of $698 and $349, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 31, 2013 and 2012 totaled $349.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment recorded during the years ended December 31, 2013 and 2012.

Intangible Assets with Indefinite Lives

Indefinite-lived intangible assets are not amortized. The useful lives of the intangible assets are reassessed each reporting period and the indefinite lives may be adjusted to determinable lives if the assessment determines circumstances have changed. The intangible assets are evaluated for impairment annually or when indicators of a potential impairment are present. There was no evidence of impairment of our indefinite-lived intangible assets as of December 31, 2013.

The intangible asset as of December 31, 2013 consists of a license to use certain intellectual property in the Company’s lead generation business into perpetuity. It was acquired through the issuance of 500,000 common shares in 2012 valued at $125,000 and through the issuance of a note payable for $150,000 in 2013.

Revenue Recognition

The Company applies the provisions of ASC 605 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. The Company earns a fee for providing referrals to insurance providers. The fee is recognized as revenues upon acceptance of the referral by the Company’s customer.

Revenue is presented net of estimated returns. Returns comprised approximately 7% and 12% of total revenue during the years ended December 31, 2013 and 2012, respectively.

Cost of Sales

The Company records as cost of sales the amounts paid to the providers of the insurance leads which it resells.

General and Administrative Expenses

General and administrative expenses are comprised of the costs of operating the Company. These costs include professional fees, office expenses, telephone and travel.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $1,070 and $1,289 for the years ended December 31, 2013 and 2012, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $81,313 and $227,944 for the years ended December 31, 2013 and 2012, respectively.

Concentrations of Credit Risk

Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At December 31, 2013, the Company had $-0- on deposit in excess of currently insured amounts.

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $345,356 and an accumulated deficit of $1,911,846 as of December 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –ACCRUED EXPENSES TO RELATED PARTIES

As of December 31, 2013 and 2012 the balance of accrued expenses to related parties, which consists of accrued interest or notes payable to related parties and accrued payroll, was $179,954 and $177,711, respectively. At December 31, 2013 and 2012, the accrued interest on the outstanding notes payable to related parties was $61,954 and $59,711, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2013 and 2012.

During March 2012, the Company advanced $30,000 to an employee for future business expenses. The advance was subsequently reimbursed to the Company on August 13, 2012.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2013 and 2012 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand. During the year ended December 31, 2012, the Company converted $138,500 of principal on related party notes into 1,885,000 shares of common stock. In addition, during the year ended December 31, 2012, the Company made cash payments of $40,000 on related party notes.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company’s gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. As of May 10, 2014, if at least $100,000 of the note has not been paid, any remaining balance will bear interest at 6%. During 2013, the Company made payments of $54,000 on this note payable.

As of December 31, 2013 and 2012 the Company had outstanding notes payable of $96,000 and $0, respectively.

NOTE 6 –STOCKHOLDERS’ EQUITY

During the year ended December 31, 2012, the Company issued 3,700,000 common shares for cash proceeds of $580,000.

During the year ended December 31, 2012, the Company issued an aggregate of 1,885,000 common shares for the conversion of notes payable to related parties of $138,500.

During the year ended December 31, 2012, the Company issued 500,000 common shares valued at $125,000 as a deposit on the acquisition of a license. The terms of the license acquisition were finalized in April 2013 and the deposit of $125,000 was reclassified from deposit to intangible asset.

During the year ended December 31, 2012, the Company issued an aggregate of 3,500,000 common shares for services valued at $856,198. These shares vested immediately upon issuance (except for those awarded to John Limansky, see below), and the total value of the shares was recognized as an expense in the statement of operations of the Company during the year ended December 31, 2012.

Under an employment agreement the Company’s former President, John Limansky was awarded 200,000 common shares each year. Mr. Limansky was granted 200,000 common shares on June 16, 2011. This grant was valued at $4,000 and was expensed through June 15, 2012. Mr. Limansky was granted an additional 200,000 common shares on June 16, 2012 valued at $50,000. This award was expensed over the service period through June 15, 2013. During the years ended December 31, 2013 and 2012, an aggregate of $22,803 and $31,197, respectively, was expensed under these awards. The 200,000 common shares granted on June 16, 2012 were not issued and John Limansky and they were forfeited upon his resignation on September 13, 2013.

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the year ended December 31, 2013, an aggregate of $11,326 was expensed under this award.

During the year ended December 31, 2013, the Company issued an aggregate of 780,000 common shares for services valued at $189,800. The shares vested immediately upon grant and were expensed during the year ended December 31, 2013.

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Deferred tax assets consist of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Net operating loss	$247,352	$296,236
Valuation allowance	(247,352)	(296,236)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $706,719 as of December 31, 2013, which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2031. The fiscal year 2013, 2012, and 2011 remain open to examination by federal tax authorities and other tax jurisdictions.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2013 as is identified below.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 as is described below.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Management has concluded that our internal control over financial reporting was not effective as December 31, 2013 due to the existence of material weaknesses. The material weaknesses identified include the following:

•	There is a lack of control processes which provide for multiple levels of supervision and review.
•	There is a lack sufficient segregation of duties

To remediate this weakness, management has engaged an outside consulting firm to assist the Company in these areas.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

James Bayardelle	37	Director, President, Chief Executive Officer

Jason Foster	44	Chief Technology Officer

Gunnar Counselman	37	Director

Stanley Rapp	83	Director

The above listed officer and director is not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

James Bayardelle has been President and Chief Executive Officer of the Company since August 23, 2013, and has been a Director of the Company since August 26, 2013.  Prior to becoming a co-founder of Nexus Enterprise Solutions, Inc. in 2010, Bayardelle was Chief Marketing Officer of First Choice Debt Resolution responsible for all marketing initiatives and internal lead generation.  While at this debt settlement company, he led First Choice to revenue growth exceeding $10 million annually.  Prior to First Choice, Bayardelle was associated with internet companies in verticals such as health care, travel and real estate.

Jason Foster is a technology leader with over 20 years of experience crafting solutions in a variety of technologies, architectures, and business domains. He has been in information technology leadership and management for much of the last 15 years serving a wide variety of organizations from small startups to Fortune 500 companies. While working at Deluxe Corporation as Senior Solutions Architect, Jason architected the public ecommerce websites for several brands in the direct to consumer space. At one point those sites annually combined for over 250 million page views and over 4.5 million orders processed. In 2006, Jason started Thought Ascent, a software development and technology consultancy, which grew from 1 consultant to over 12 and over $1M in annual revenues within 18 months.  Mr. Foster has continued to act as President and CEO of Thought Ascent during the previous five years, which has been his primary employment during such period, in addition to his recent acceptance of the Chief Executive Officer position with Nexus Enterprise Solutions, Inc. Jason is also the founder of Brilliant Life which is a non-profit organization dedicated to teaching and training technology skills to underprivileged and disadvantaged individuals. Jason serves on the Community Advisory Board of Ridge View Academy and the Betty Marler Center which are Denver Public Schools charter schools serving incarcerated juveniles.

Gunnar Counselman has been a Director of the Company since September 19, 2013. Gunnar Counselman is Founder and CEO of Fidelis Education, an enterprise technology Platform as a Service (PaaS) company for education.  Counselman earned a Bachelors degree in Economics from Cornell, an MBA from Harvard Business School, and served as a Human Source Intelligence Officer in the Marine Corps, deploying to Iraq, Bosnia, the Horn of Africa and Central America. After business school, Gunnar consulted to a variety of media, private equity, and technology companies at Bain and Company before leaving Bain to consult independently to education companies, colleges, and private equity clients while building the resources necessary to launch Fidelis. He's also a board member at the Marine Memorial Club and Hotel in San Francisco.

Stanley Rapp has been a member of the Company’s board of directors since September 24, 2013. Rapp is co-founder and for 23 years was CEO of Rapp Collins Worldwide (rebranded as RAPP), one of the world’s top global ad agencies. Most recently Rapp founded Engauge, a social media agency serving such clients as Coca Cola, UPS, Home Depot, Cisco, Nationwide and Wells Fargo. Rapp has been recognized by Ad Age magazine as one of the 101 individuals who shaped advertising in the 20th Century and was elected to the Direct Marketing Association Hall of Fame. He is co-author of the international best-seller, MaxiMarketing. Rapp is co-founder of UhireU.S., a non-profit organization dedicated to creating much needed jobs and small business start-ups.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Jason Foster, the Company’s Chief Technology Officer, receives a salary of $149,580 per year.  The first year in which he received this salary was 2013.

James Bayardelle, the Company’s President, CEO and director receives an annual salary of $83,832.01.  James Bayardelle also received 500,000 shares of common stock as part of his annual compensation.  The first year in which he received this salary was 2013.

Gunnar Counselman received 50,000 shares of common stock as compensation for his services as a director of the Company.  The first year in which he received compensation was 2013.

None of the other directors of the Company receive any salary.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 19,966,648 common shares were issued and outstanding as of December 31, 2013.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

James Bayardelle (3)	1,500,000	7.5%
5340 N. Federal Highway Suite 206
Lighthouse Point, FL 33064

Jason Foster (4)	1,500,000	7.5%
5340 N. Federal Highway Suite 206
Lighthouse Point, FL 33064

Gunnar Counselman (5)	50,000	0.3%
5340 N. Federal Highway Suite 206
Lighthouse Point, FL 33064

Stanley Rapp (6) 5340 N. Federal Highway Suite 206 Lighthouse Point, FL 33064	300,000	1.5%

All Officers and Directors as a Group	3,350,000	16.8%
(two persons)

Cliste Consulting(7)	4,500,000	22.6%
8806 Grand Bayou CT
Tampa, FL 33635

Adam Wasserman	4,500,000	22.6%
1544 Cardinal Way
Weston, FL 33327

CMB Family Investments(8)	1,538,000	7.7%
6401 N. University Dreive
Suite 316
Tamarac, FL 33321

Demali Consulting, LLC(9)	1,500,000	7.5%
304 Indian Trace
#906
Weston, FL 33326

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)
James Bayardelle is the President, CEO and a director of the Company.  The 1,500,000 includes 600,000 common shares held in the name of James Bayardelle, as well as 600,000 common shares held in the name of Wall Street Real Estate Investment Group, LLC, an entity controlled by James Bayardelle.

(4)	Jason Foster is the Chief Technology Officer of the Company.

(5)	Gunnar Counselman is a director of the Company.

(6)	Stanley Rapp is a director of the Company.

(7)	Cliste Consulting is owned by Maureen Morgan Bokzam.

(8)	CMB Family Investments Co., LP is owned by Siham Bokzam.

(9)	Demali Consulting, LLC is owned by Kristy Ricetti and Marlene Wasserman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2013 and 2012 the balance of accrued expenses to related parties, which consists of accrued interest or notes payable to related parties and accrued payroll, was $179,954 and $177,711, respectively. At December 31, 2013 and 2012, the accrued interest on the outstanding notes payable to related parties was $61,954 and $59,711, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2013 and 2012.

As of December 31, 2013 and 2012 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand. During the year ended December 31, 2012, the Company converted $138,500 of principal on related party notes into 1,885,000 shares of common stock. In addition, during the year ended December 31, 2012, the Company made cash payments of $40,000 on related party notes.
During March 2012, the Company advanced $30,000 to an employee for future business expenses. The advance was subsequently reimbursed to the Company on August 13, 2012.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $30,000 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $22,000 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

Nexus Enterprise Solutions, Inc.

Nexus Enterprise Solutions, Inc.

By:           /s/ James Bayardelle
James Bayardelle, President

By:           /s/ Jason Foster
Jason Foster, Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President Chief Executive Officer,	March 31, 2014
James Bayardelle	Chief Financial Officer and Director	Date
Title

/s/ Jason Foster	Chief Technology Officer	March 31, 2014
Jason Foster	Title	Date

/s/ Gunnar Counselman	Director	March 31, 2014
Gunnar Counselman	Title	Date

/s/ Stanley Rapp	Director	March 31, 2014
Stanely Rapp	Title	Date