Form 10-Q
period 2014-03-31
Nexus Enterprise Solutions, Inc.
filed 2014-05-15
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2014

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

As of May 15, 2014, registrant had outstanding 19,966,648 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$26,773	$23,013
Prepaid expenses	9,825	15,250
Accounts receivable, net of allowance for doubtful accounts	167,257	226,512
Total Current Assets	203,855	264,775

Property and equipment, net of accumulated depreciation	959	1,047
Intangible assets	275,000	275,000

TOTAL ASSETS	$479,814	$540,822

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$254,995	$221,692
Accrued expenses to related parties	180,515	179,954
Notes payable	75,500	81,000
Notes payable to related parties	127,485	127,485
Total Current Liabilities	638,495	610,131

Long-term debt	-	15,000

TOTAL LIABILITIES	638,495	625,131

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
at no par value, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value; 19,966,648 shares issued and outstanding	19,967	19,967
Additional paid-in capital	1,817,186	1,807,570
Accumulated deficit	(1,995,834)	(1,911,846)
Total Stockholders' Deficit	(158,681)	(84,309)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$479,814	$540,822

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

REVENUES	$247,021	$571,923
COST OF SALES	159,102	399,847

GROSS PROFIT	87,919	172,076

OPERATING EXPENSES
General and administrative	35,514	34,614
Research and development	-	65,000
Consulting fees	135,832	100,084
Total Operating Expenses	171,346	199,698

LOSS FROM OPERATIONS	(83,427)	(27,622)

OTHER EXPENSES
Interest expense	(561)	(561)

NET LOSS	$(83,988)	$(28,183)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	19,966,648	19,186,648

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(83,988)	$(28,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,616	12,363
Bad debt expense	-	11,780
Depreciation expense	88	87
Changes in operating assets and liabilities:
Accounts receivable	59,255	(262,061)
Prepaid expenses	5,425	-
Accounts payable	33,303	231,476
Accrued expenses	561	561
Net Cash Provided By (Used In) Operating Activities	24,260	(33,977)

FINANCING ACTIVITIES
Repayment of notes payable	(20,500)	-
Net Cash Used In Financing Activities	(20,500)	-

NET INCREASE (DECREASE) IN CASH	3,760	(33,977)
CASH AT BEGINNING OF PERIOD	23,013	62,214
CASH AT END OF PERIOD	$26,773	$28,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2014.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $434,640 and an accumulated deficit of $1,995,834 as of March 31, 2014. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –PAYABLES TO RELATED PARTIES

As of March 31, 2014 and December 31, 2013 the balance of accrued expenses to related parties, which consists of accrued interest and accrued payroll, was $180,515 and $179,954, respectively. At March 31, 2014 and December 31, 2013, the accrued interest on the outstanding notes payable to related parties was $62,515 and $61,954, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of March 31, 2014 and December 31, 2013.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
(Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of March 31, 2014 and December 31, 2013 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured, bear interest between 0% and 6% and are due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

On September 16, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the three months ended March 31, 2014, an aggregate of $9,616 was expensed under this award. An aggregate of $57,058 will be expensed over the remaining vesting period.

NOTE 6 – NOTE PAYABLE

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

As of March 31, 2014 and December 31, 2013 the outstanding balance under this note payable was $75,500 and $96,000, respectively.

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

Results of Operations

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The Company generated $247,021 in revenue for the three month period ended March 31, 2014, which compares to revenue of $571,923 for the three month period ended March 31, 2013.  Our revenues decreased during the three month period ended March 31, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014.

Cost of sales for the three month period ended March 31, 2014 was $159,102, which compares to cost of sales of $399,847 for the three month period ended March 31, 2013.  Our revenues decreased during the three months ended March 31, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014. As our sales revenue decreased to that lead purchaser, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the three month period ended March 31, 2014, were $171,346. This compares with operating expenses for the three month period ended March 31, 2013 of $199,698.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the period primarily because we had decrease in our research and development costs.

As a result of the foregoing, we had a net loss of $83,988 for the three month period ended March 31, 2014. This compares with a net loss for the three month period ended March 31, 2013 of $28,183.

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

Liquidity and Capital Resources

As of March 31, 2014 we had cash or cash equivalents of $26,773.  As of December 31, 2013, we had cash or cash equivalents of $23,013.

We believe that with our existing cash flows we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that we believe our revenue will increase throughout the year.  We believe that the amount of revenue we are generating will allow us to meet our operating requirements during the next twelve months.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash provided by operating activities was $24,260 for the three month period ended March 31, 2014. This compares to net cash used in operating activities of $33,977 for the three month period ended March 31, 2013.   This change is due to our decreased accounts payable, our lessened dependence on consultants and stock based compensation, as well as the fact that the Company has completed most of its research and development activities on its products and services.

Cash flows from investing activities were $0 for the three month period ended March 31, 2014 and 2013.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $20,500 for the three month period ended March 31, 2014 which compares to cash flows used in financing activities of $0 for the three month period ended March 31, 2013.  The change in cash flows related to financing activities is due to the fact that we have increased notes payable during the three months ended March 31, 2014, as compared with the three months ended March 31, 2013.

As of March 31, 2014, our total assets were $479,814 and our total liabilities were $638,495.  As of December 31, 2013, our total assets were $540,822 and our total liabilities were $625,131.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning March 31, 2014 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2014.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

By:	/s/ Jason Foster
Jason Foster, Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President and Director	May 15, 2014
James Bayardelle	Title	Date

/s/ Jason Foster	Chief Technology Officer	May 15, 2014
Jason Foster	Title	Date