Form 10-Q
period 2014-06-30
Nexus Enterprise Solutions, Inc.
filed 2014-08-13
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2014

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

As of August 12, 2014, registrant had outstanding 18,507,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$20,411	$23,013
Prepaid expenses	4,340	15,250
Accounts receivable, net of allowance for doubtful accounts	190,983	226,512
Total Current Assets	215,734	264,775

Property and equipment, net of accumulated depreciation	871	1,047
Intangible assets	275,000	275,000

TOTAL ASSETS	$491,605	$540,822

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$251,346	$221,692
Accrued expenses to related parties	181,076	179,954
Notes payable	60,500	81,000
Convertible note payable	105,000	-
Notes payable to related parties	127,485	127,485
Total Current Liabilities	725,407	610,131

Long-term portion of convertible note payable	282,000	-
Long-term portion of notes payable	-	15,000

TOTAL LIABILITIES	1,007,407	625,131

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value, 18,507,144 and 19,966,648 shares issued and
outstanding, respectively	18,507	19,967
Additional paid-in capital	1,472,163	1,807,570
Accumulated deficit	(2,006,472)	(1,911,846)
Total Stockholders' Deficit	(515,802)	(84,309)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$491,605	$540,822

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$380,168	$636,964	$627,189	$1,192,940
COST OF SALES	229,662	412,407	386,689	795,057
GROSS PROFIT	150,506	224,557	240,500	397,883

OPERATING EXPENSES
General and administrative	43,967	61,096	81,398	96,960
Research and development	-	10,713	-	75,713
Consulting and professional fees	116,616	114,694	252,606	214,778
Total Operating Expenses	160,583	186,503	334,004	387,451

(LOSS) INCOME FROM OPERATIONS	(10,077)	38,054	(93,504)	10,432

OTHER EXPENSES
Interest expense	(561)	(561)	(1,122)	(1,122)

NET (LOSS) INCOME	$(10,638)	$37,493	$(94,626)	$9,310

NET (LOSS) INCOME PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED	19,533,608	19,186,648	19,748,932	19,186,648

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(94,626)	$9,310
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	20,007	22,803
Bad debt expense	-	32,939
Depreciation expense	176	175
Changes in operating assets and liabilities:
Accounts receivable	35,529	(335,850)
Prepaid expenses	10,910	-
Accounts payable	29,654	225,357
Accrued expenses to related parties	1,122	1,122
Net Cash Provided by (Used in) Operating Activities	2,772	(44,144)

FINANCING ACTIVITIES
Proceeds from convertible note payable	387,000	-
Repayment of notes payable	(35,500)	(17,500)
Cash paid for repurchase and cancellation of common stock	(356,874)	-
Net Cash Used In Financing Activities	(5,374)	(17,500)

NET DECREASE IN CASH	(2,602)	(61,644)
CASH AT BEGINNING OF PERIOD	23,013	62,214
CASH AT END OF PERIOD	$20,411	$570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES
Reclassification of deposits to intangible assets	$-	$125,000
Addition to intangible assets with debt	-	150,000

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2014.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $509,673 and an accumulated deficit of $2,006,472 as of June 30, 2014. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –PAYABLES TO RELATED PARTIES

As of June 30, 2014 and December 31, 2013 the balance of accrued expenses to related parties, which consists of accrued interest and accrued payroll, was $181,076 and $179,954, respectively. At June 30, 2014 and December 31, 2013, the accrued interest on the outstanding notes payable to related parties was $63,076 and $61,954, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of June 30, 2014 and December 31, 2013.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
(Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of June 30, 2014 and December 31, 2013 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured, bear interest between 0% and 6% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company’s gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. As of May 10, 2014, if at least $100,000 of the note has not been paid, any remaining balance will bear interest at 6%.  As of June 30, 2014 and December 31, 2013 the outstanding balance under this note payable was $60,500 and $96,000, respectively.

On June 4, 2014 the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note.  The note bears a zero percent interest rate until December 31, 2014 at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015.  The principal balance of the note with accrued interest is due on February 15, 2017.  Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity.  The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company’s common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of June 30, 2014. As of June 30, 2014, the outstanding balance under this note was $387,000 of which $105,000 is classified as short-term and $282,000 is classified as long-term.

NOTE 6 – STOCKHOLDERS’ EQUITY

On September 16, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the six months ended June 30, 2014, an aggregate of $19,339 was expensed under this award and $47,335 will be expensed over the remaining vesting period.

On June 4, 2014 the Company repurchased and cancelled an aggregate of 1,459,504 shares of common stock from investors for an aggregate amount of $356,874.

On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the six months ended June 30, 2014, an aggregate of $668 was expensed under this award and $11,272 will be expensed over the remaining vesting period.

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

Results of Operations

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The Company generated $380,168 in revenue for the three month period ended June 30, 2014, which compares to revenue of $636,964 for the three month period ended June 30, 2013.  Our revenues decreased during the three month period ended June 30, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014.

Cost of sales for the three month period ended June 30, 2014 was $229,662, which compares to cost of sales of $412,407 for the three month period ended June 30, 2013.  Our revenues decreased during the three months ended June 30, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014. As our sales revenue decreased to that lead purchaser, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the three month period ended June 30, 2014, were $160,583. This compares with operating expenses for the three month period ended June 30, 2013 of $186,503.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the period primarily because we had decrease in our research and development costs.

As a result of the foregoing, we had a net loss of $10,638 for the three month period ended June 30, 2014. This compares with net income for the three month period ended June 30, 2013 of $37,493.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The Company generated $627,189 in revenue for the six month period ended June 30, 2014, which compares to revenue of $1,192,940 for the six month period ended June 30, 2013.  Our revenues decreased during the six month period ended June 30, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014.

Cost of sales for the six month period ended June 30, 2014 was $386,689, which compares to cost of sales of $795,057 for the six month period ended June 30, 2013.  Our revenues decreased during the six months ended June 30, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014. As our sales revenue decreased to that lead purchaser, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the six month period ended June 30, 2014, were $334,004. This compares with operating expenses for the six month period ended June 30, 2013 of $387,451.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the period primarily because we had decrease in our research and development costs.

As a result of the foregoing, we had a net loss of $94,626 for the six month period ended June 30, 2014. This compares with net income for the six month period ended June 30, 2013 of $9,310.

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

Liquidity and Capital Resources

As of June 30, 2014 we had cash or cash equivalents of $20,411.  As of December 31, 2013, we had cash or cash equivalents of $23,013.

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

Net cash provided by operating activities was $2,772 for the six month period ended June 30, 2014. This compares to net cash used in operating activities of $44,144 for the six month period ended June 30, 2013.   This change is due to our increased accounts payable, and our decrease in accounts receivable.

Cash flows from investing activities were $0 for the six month period ended June 30, 2014 and 2013.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $5,374 for the six month period ended June 30, 2014 which compares to cash flows used in financing activities of $17,500 for the six month period ended June 30, 2013.  The change in cash flows related to financing activities is due to the fact that we have increased notes payable and repurchased common stock during the six months ended June 30, 2014, as compared with the six months ended June 30, 2013.

As of June 30, 2014, our total assets were $491,605 and our total liabilities were $1,007,407.  As of December 31, 2013, our total assets were $540,822 and our total liabilities were $625,131.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning June 30, 2014 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2014.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President and Director	August 13, 2014
James Bayardelle	Title	Date