Form 10-K
period 2014-12-31
Nexus Enterprise Solutions, Inc.
filed 2015-04-14
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 30, 2014 was $1,541,966.

As of March 31, 2015, registrant had outstanding 18,757,144 shares of common stock.

FORM 10-K

NEXUS ENTERPRISE SOLUTIONS, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "Nexus," "the Company" ,"we," "us," and "our," refer to Nexus Enterprise Solutions, Inc., a Wyoming corporation.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

Based in Lighthouse Point, Florida, Nexus is a lead generation services company dedicated to helping our customers identify, engage and develop long term relationships with their clients through a host of proprietary lead generation systems designed to identify potential clients for our customers, Nexus Enterprise Solutions, Inc. provides a broad range of internet marketing strategies to capture targeted buyer data and use that data to generate revenues through the sale of leads to our customers.  Nexus Enterprise Solutions, Inc. is quickly expanding into a number of different industries and currently serves as a lead generation engine for several of the nation's largest companies in the insurance and financial service sectors.
History

Nexus Enterprise Solutions, Inc. ("Nexus") was incorporated in the State of Wyoming on October 19, 1995 as Global Link Technologies, Inc.  On June 10, 2008, Global Link Technologies filed Articles of Amendment with the State of Wyoming changing its name to MutuaLoan Corporation.  On June 16, 2011 (as filed with the State of Wyoming on September 16, 2011), MutuaLoan Corporation entered into a business combination with Nexus Enterprise Solutions, Inc. ("Nexus Florida").  The business combination was accounted for as a reverse merger recapitalization. The accounting target/legal acquirer was MutuaLoan. The accounting acquirer/legal target was Nexus Florida.  Nexus is currently conducting operations and generating revenue.

Principal services and their markets

Our Company's primary service is lead generation for its customers.  The Company's target customers are currently companies in the insurance and financial service industries, but we intend to expand to additional industries in the future.  Below, our lead generation service and process are detailed in an effort to explain the methods by which our company generates revenue.

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

4. Email Advertising: is a form of direct marketing which uses electronic mail as a means of communicating commercial or fundraising messages to an audience. In its broadest sense, every e-mail sent to one of our customer's potential or current client could be considered e-mail marketing. However, the term is usually used to refer to:

• sending e-mails with the purpose of enhancing the relationship of a merchant with its current or previous customers and to encourage customer loyalty and repeat business,

• sending e-mails with the purpose of acquiring new customers or convincing current customers to purchase something immediately,

• adding advertisements to e-mails sent by other companies to their customers, and

5. Online Internet Publishers: are companies specializing in lead generation and buy email, search, and banner traffic to drive potential leads to proprietary portals that they own. Using ads promoting information about products and services, potential leads arrive at these portals at which time they are required to fill out their full contact information. The prospects then choose freely what advertisements they are interested in by opting into or filling out a custom form of each offer they want more information about. Since each lead opts in, the Internet publishers capture the IP ("Internet Protocol") address of the computer each lead comes from, as well as the date and time of capture.

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

Offline Lead Generation
Live Phone Lead Transfer Division
Using a combination of a predictive dialer call center solution and an overseas outsourced call center solution, our Company is able to generate custom live transfer leads for our customers.  We utilize this method of lead generation in situations where we are confident that a high volume of live leads can be generated and sold for a profit. It is possible to charge high prices for leads generated by using this method, and it also allows our customers to meet profitability goals and acquisition costs goals. Competitive pricing will be determined from the ability to generate a certain volume of leads/day for each of our customers. The necessity to increase or decrease our use of this method of lead generation for our customers will be determined each day based on the amount of leads generated.

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

Backlog

At December 31, 2014, we had no backlog.

Employees

As of December 31, 2014, we three full time employees and three part time employees.

Proprietary Information

We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We spent $0 on research and development of our products during the year ended December 31, 2014, which is compared to $81,313 spent on research and development during the year ended December 31, 2013.  We expect our research and development costs to remain stable now that we have finalized the development of our lead generation model.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.nexusenterprisesolutions.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission ("SEC"). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at our principal office, 5340 N. Federal Highway, Suite 206, Lighthouse Point, FL 33064. Our telephone number is (561)-767-4346.

Item 1A.  RISK FACTORS

Not required for a Smaller Reporting Company.

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

ITEM 4. MINE SAFETY DISCLOSURES.

       Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal year ended December 31, 2014

	High	Low
First Quarter	$0.203	$0.123
Second Quarter	$0.27	$0.164
Third Quarter	$0.20	$0.08
Fourth Quarter	$0.129	$0.08

Holders

As of March 31, 2015, there were 207 record holders of our common stock, and there were 18,807,144 shares of our common stock outstanding.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

   The following table provides selected financial data about us for the fiscal years ended December 31, 2014 and 2013. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended December 31,
Balance Sheet Data:	2014	2013
Cash	$31,575	$23,013
Total assets	602,782	540,822
Total liabilities	1,059,277	625,131
Shareholders' deficit	(456,495)	(84,309)

Operating Data:
Revenues	1,602,662	2,635,716
Operating expenses	604,199	989,022
Net loss	$(62,207)	$(189,259)

Results of Operations

For the year ended December 31, 2014 and December 31, 2013

The Company generated $1,602,662 in revenue for the year ended December 31, 2014, which compares to revenue of $2,635,716 for the year ended December 31, 2013.  Our revenues decreased during the year ended December 31, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014.

Cost of sales for the year ended December 31, 2014 was $1,059,548, which compares to cost of sales of $1,833,710 for the year ended December 31, 2013.  Our revenues decreased during the year ended December 31, 2014 due to the fact that one of our largest lead purchasers experienced budget reductions during the first quarter of 2014. As our sales revenue decreased to that lead purchaser, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the year ended December 31, 2014, were $604,199. This compares with operating expenses for the year ended December 31, 2013 of $989,022.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the year ended December 31, 2014 because we had a decrease in our consulting fees and no research and development costs.

As a result of the foregoing, we had a net loss of $62,207 for the year ended December 31, 2014. This compares with a net loss for the year ended December 31, 2013 of $189,259.

In its audited financial statements as of December 31, 2014, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2014 we had cash of $31,575.  As of December 31, 2013, we had cash of $23,013.

We believe that with our existing cash flows we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing while our operating expenses are decreasing.  We believe that the amount of revenue we are generating coupled with our lower operating expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 will allow us to meet our operating requirements during the next twelve months.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash provided by operating activities was $43,936 for the year ended December 31, 2014. This compares to net cash provided by operating activities of $14,799 for the year ended December 31, 2013.   This increase is due to a decrease in stock based compensation and bad debt expense, as well as the fact that the Company has completed most of its research and development activities on its products and services.

Cash flows used in investing activities were $0 for the year end December 31, 2014 and December 31, 2013.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $35,374 for the year ended December 31, 2014 which compares to cash flows used in financing activities of $54,000 for the year ended December 31, 2013.  The change in cash flows related to financing activities is due to an increase in borrowings on debt as well as a repurchase and cancellation of our common stock.  On June 4, 2014, the Company repurchased and cancelled an aggregate of 1,459,504 shares of common stock for a total purchase price of $356,874.

As of December 31, 2014, our total assets were $602,782 and our total liabilities were $1,059,277.  As of December 31, 2013, our total assets were $540,822 and our total liabilities were $625,131.

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

Stock Repurchase

On June 4, 2014, the Company repurchased and cancelled an aggregate of 1,459,504 shares of its common stock for a total purchase price of $356,874.

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

Our plan for the twelve months beginning January 1, 2015 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

Nexus Enterprise Solutions, Inc. (Nexus) is redefining the current prospect and lead generation and acquisition industry by developing an information exchange service which allows sellers and buyers of leads, and other information assets, to operate in an optimized, transparent, and efficient way to transact deals in a more efficient manner than what is experienced in today's markets and systems.  This is accomplished primarily through systems and processes which enable enhanced business intelligence and management thereby empowering stakeholders on both sides of the transaction to make well-informed and meaningful connections with each other.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nexus Enterprise Solutions, Inc.
Lighthouse Point, Florida

We have audited the accompanying balance sheets of Nexus Enterprise Solutions, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexus Enterprise Solutions, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses and has a working capital deficit and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
April 14, 2015

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$31,575	$23,013
Prepaid expenses	-	15,250
Accounts receivable, net	295,423	226,512
Total Current Assets	326,998	264,775

Property and equipment, net	784	1,047
Intangible assets	275,000	275,000

TOTAL ASSETS	$602,782	$540,822

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$333,216	$221,692
Accrued expenses to related parties	181,076	179,954
Notes payable	30,500	81,000
Notes payable to related parties	127,485	127,485
Total Current Liabilities	672,277	610,131

Convertible long-term debt	387,000	-
Long-term debt	-	15,000
Total Liabilities	1,059,277	625,131

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized
$0.001 par value; 18,807,144 and 19,966,648
shares issued and outstanding, respectively	18,807	19,967
Additional paid-in capital	1,498,751	1,807,570
Accumulated deficit	(1,974,053)	(1,911,846)
Total Stockholders' Deficit	(456,495)	(84,309)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$602,782	$540,822

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations

	Years Ended
	December 31,
	2014	2013

REVENUES	$1,602,662	$2,635,716
COST OF SALES	1,059,548	1,833,710

GROSS PROFIT	543,114	802,006

OPERATING EXPENSES
General and administrative	123,814	192,776
Research and development	-	81,313
Consulting fees	480,385	714,933
Total Operating Expenses	604,199	989,022

LOSS FROM OPERATIONS	(61,085)	(187,016)

OTHER EXPENSES
Interest expense	(1,122)	(2,243)

NET LOSS	$(62,207)	$(189,259)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	19,748,932	19,462,949

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2012	19,186,648	$19,187	$1,584,421	$(1,722,587)	$(118,979)

Stock-based compensation	-	-	34,129	-	34,129

Common stock issued for services	780,000	780	189,020	-	189,800

Net loss	-	-	-	(189,259)	(189,259)

Balances, December 31, 2013	19,966,648	$19,967	$1,807,570	$(1,911,846)	$(84,309)

Stock-based compensation	300,000	300	46,595	-	46,895

Repurchase and cancellation of common stock	(1,459,504)	(1,460)	(355,414)	-	(356,874)

Net loss	-	-	-	(62,207)	(62,207)

Balances, December 31, 2014	18,807,144	$18,807	$1,498,751	$(1,974,053)	$(456,495)

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows

	Years Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(62,207)	$(189,259)
Adjustments to reconcile net loss to
provided by operating activities:
Stock-based compensation	46,895	223,929
Bad debt expense	7,523	45,944
Depreciation expense	263	349
Changes in operating assets and liabilities:
Prepaid expenses	15,250	6,750
Accounts receivable	(76,434)	(155,649)
Accounts payable and accrued expenses	111,524	80,492
Accrued expenses to related parties	1,122	2,243
Net Cash Provided by Operating Activities	43,936	14,799

FINANCING ACTIVITIES
Borrowings on convertible debt	387,000	-
Payments on notes payable	(65,500)	(54,000)
Repurchase and cancellation of common stock	(356,874)	-
Net Cash Used in Financing Activities	(35,374)	(54,000)

NET INCREASE (DECREASE) IN CASH	8,562	(39,201)
CASH AT BEGINNING OF PERIOD	23,013	62,214
CASH AT END OF PERIOD	$31,575	$23,013

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:
Debt issued for acquisition of intangible asset	$-	$150,000
Reclassification of deposits to intangible asset	-	125,000
Financed insurance premium	-	22,000

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZAITON AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Nexus Enterprise Solutions, Inc. (fka MutuaLoan, Corp.) (the "Company" and "MutuaLoan"), a corporation organized under the laws of the State of Wyoming, entered into a business combination with Nexus Enterprise Solutions, Inc. ("Nexus Florida"), a corporation organized under the laws of the State of Florida.  The business combination was effective on June 16, 2011 and was filed with the State of Wyoming on September 16, 2011.   The Company is the surviving entity for legal purposes and Nexus Florida is the surviving entity for accounting purposes. Nexus Florida was formed on June 6, 2011 to be a provider of customer leads to the insurance industry. There was no predecessor entity to Nexus Florida. The management of Nexus Florida became the management of the Company and the original owners of Nexus Florida retained control of the combined entity upon the business combination. Prior to the business combination the Company had no revenues and limited operations.

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

Basis of Presentation
The financial statements as of December 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, fiscal year end.

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
Income Taxes
The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered. This interpretation also requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company's financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of December 31, 2014 and 2013.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company's allowance for doubtful accounts was $106,467, and $98,944 as of December 31, 2014 and December 31, 2013, respectively.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment. It is recorded at cost and depreciated over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2014 and 2013, the Company had property and equipment of $784 and $1,047, respectively, net of accumulated depreciation of $961 and $698, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 31, 2014 and 2013 totaled $263 and $350, respectively.
Impairment of Long Lived Assets
In the event facts and circumstances indicate the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment recorded during the years ended December 31, 2014 and 2013.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

Intangible Assets with Indefinite Lives
Indefinite-lived intangible assets are not amortized. The useful lives of the intangible assets are reassessed each reporting period and the indefinite lives may be adjusted to determinable lives if the assessment determines circumstances have changed. The intangible assets are evaluated for impairment annually or when indicators of a potential impairment are present. There was no evidence of impairment of our indefinite-lived intangible assets as of December 31, 2014 or 2013.

The intangible asset as of December 31, 2014 consists of a license to use certain intellectual property in the Company's lead generation business into perpetuity. It was acquired through the issuance of 500,000 common shares in 2012 valued at $125,000 and through the issuance of a note payable for $150,000 in 2013.
Revenue Recognition
The Company applies the provisions of ASC 605 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. The Company earns a fee for providing referrals to insurance providers. The fee is recognized as revenues upon acceptance of the referral by the Company's customer.

Revenue is presented net of estimated returns. Returns comprised approximately 14% and 7% of total revenue during the years ended December 31, 2014 and 2013, respectively.

Cost of Sales

The Company records as cost of sales the amounts paid to the providers of the insurance leads which it resells.

General and Administrative Expenses

General and administrative expenses are comprised of the costs of operating the Company. These costs include professional fees, office expenses, telephone and travel.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $0 and $1,070 for the years ended December 31, 2014 and 2013, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $0 and $81,313 for the years ended December 31, 2014 and 2013, respectively.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

Concentrations of Credit Risk

Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At December 31, 2014 and 2013, the Company had $-0- on deposit in excess of currently insured amounts.
Stock-based Compensation
The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company's common stock for common share issuances.
Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $345,279 and an accumulated deficit of $1,974,053 as of December 31, 2014.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the private placement of its common stock. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS
As of December 31, 2014 and 2013 the balance of accrued expenses to related parties, which consists of accrued interest or notes payable to related parties and accrued payroll, was $181,076 and $179,954, respectively. At December 31, 2014 and 2013, the accrued interest on the outstanding notes payable to related parties was $63,076 and $61,954, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2014 and 2013.

The Company pays monthly consulting fees to two stockholders. During the years ended December 31, 2014 and 2013, these fees aggregated $140,750 and $138,826, respectively.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2014 and 2013 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2014 and 2013, the Company made payments of $65,500 and $54,000, respectively. The outstanding balance under this note payable was $30,500 and $96,000 as of December 31, 2014 and 2013, respectively.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of December 31, 2014. As of December 31, 2014, the outstanding balance under this note was $387,000.

As of December 31, 2014, and 2013, the Company had aggregate outstanding notes payable of $417,500 and $96,000, respectively.

NOTE 6 –STOCKHOLDERS' EQUITY
Under an employment agreement the Company's former President, John Limansky was awarded 200,000 common shares each year. Mr. Limansky was granted 200,000 common shares on June 16, 2011. This grant was valued at $4,000 and was expensed through June 15, 2012. Mr. Limansky was granted an additional 200,000 common shares on June 16, 2012 valued at $50,000. This award was expensed over the service period through June 15, 2013. During the years ended December 31, 2013 and 2012, an aggregate of $22,803 and $31,197, respectively, was expensed under these awards. The 200,000 common shares granted on June 16, 2012 were not issued and John Limansky and they were forfeited upon his resignation on September 13, 2013.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the years ended December 31, 2014 and 2013, an aggregate of $39,000 and $11,326, respectively, was expensed under this award. As of December 31, 2014, $27,674 remains to be expensed over the remaining vesting period. The 300,000 shares were issued during January 2014.
During the year ended December 31, 2013, the Company issued an aggregate of 780,000 common shares for services valued at $189,800. The shares vested immediately upon grant and were expensed during the year ended December 31, 2013.
On June 4, 2014 the Company repurchased and cancelled an aggregate of 1,459,504 shares of common stock from investors for an aggregate amount of $356,874.
On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the year ended December 31, 2014, an aggregate of $7,895 was expensed under this award and $4,045 will be expensed over the remaining vesting period. As of December 31, 2014, the shares have not been issued.

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Deferred tax assets consist of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Net operating loss	$307,585	$247,352
Valuation allowance	(307,585)	(247,352)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $878,813 as of December 31, 2014, which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2031. The fiscal year 2014, 2013, and 2012 remain open to examination by federal tax authorities and other tax jurisdictions.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2014 as is identified below.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 as is described below.

Management's Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Management has concluded that our internal control over financial reporting was not effective as December 31, 2014 due to the existence of material weaknesses. The material weaknesses identified include the following:

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

James Bayardelle	38	Director, President, Chief Executive Officer

Gunnar Counselman	38	Director

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, other than as is discussed in this Annual Report.

Item 11. EXECUTIVE COMPENSATION

Jason Foster, the Company's former officer, received a salary of $149,580 per year during 2013 and 2014.  The first year in which he received this salary was 2013.  Jason Foster resigned as an officer of the company on August 21, 2014.

James Bayardelle, the Company's President, CEO and director receives an annual salary of $83,832.01.  James Bayardelle also received 500,000 shares of common stock as part of his annual compensation.  The first year in which he received this salary was 2013.

None of the other directors of the Company receive any salary.

On August 21, 2014, Stanley Rapp and Jason Foster resigned from their officer and director positions with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 18,807,144 common shares were issued and outstanding as of December 31, 2014.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

James Bayardelle (3)	1,500,000	8.00%
5340 N. Federal Highway
Suite 206
Lighthouse Point, FL 33064

Gunnar Counselman	50,000	0.30%

All Officers and Directors as a Group	1,550,000	8.30%
(two persons)

Jason Foster (4)	1,500,000	8.0%
5340 N. Federal Highway
Suite 206
Lighthouse Point, FL 33064

Cliste Consulting(5)	4,500,000	24%
8806 Grand Bayou CT
Tampa, FL 33635

Adam Wasserman	4,500,000	24%
1544 Cardinal Way
Weston, FL 33327

CMB Family Investments(6)	1,500,000	8.00%
6401 N. University Dreive
Suite 316
Tamarac, FL 33321

Demali Consulting, LLC(7)	1,500,000	8.00%
304 Indian Trace
#906
Weston, FL 33326

   (1) All ownership is beneficial and of record, unless indicated otherwise.

   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

   (3) James Bayardelle is the President, CEO and a director of the Company.  The 1,500,000 includes 900,000 common shares held in the name of James Bayardelle, as well as 600,000 common shares held in the name of Wall Street Real Estate Investment Group, LLC, an entity controlled by James Bayardelle.

   (4) Jason Foster is a former officer of the Company.

   (5) Cliste Consulting is owned by Maureen Morgan Bokzam.

   (6)  CMB Family Investments Co., LP is owned by Siham Bokzam.

   (7)  Demali Consulting, LLC is owned by Anthony Ricetti.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2014 and 2013 the balance of accrued expenses to related parties, which consists of accrued interest or notes payable to related parties and accrued payroll, was $181,076 and $179,954, respectively. At December 31, 2014 and 2013, the accrued interest on the outstanding notes payable to related parties was $63,076 and $61,954, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2014 and 2013.

The Company pays monthly consulting fees to two stockholders. During the years ended December 31, 2014, and 2013, these fees aggregated $140,750 and $138,826, respectively.

As of December 31, 2014 and 2013 the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand.

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the years ended December 31, 2014 and 2013, an aggregate of $39,000 and $11,326, respectively, was expensed under this award. As of December 31, 2014, $27,674 remains to be expensed over the remaining vesting period. The 300,000 shares were issued during January 2014.

On June 4, 2014 the Company repurchased and cancelled an aggregate of 1,459,504 shares of common stock from investors for an aggregate amount of $356,874.

On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the year ended December 31, 2014, an aggregate of $7,895 was expensed under this award and $4,045 will be expensed over the remaining vesting period. As of December 31, 2014, the shares have not been issued.

On August 21, 2014, Stanley Rapp and Jason Foster resigned from their officer and director positions with the Company.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $25,000 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $30,000 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.
The following financial information is filed as part of this report:

(a)          (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

              * Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2015.

Nexus Enterprise Solutions, Inc.

Nexus Enterprise Solutions, Inc.

By:/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer,
James Bayardelle	Principal Accounting Officer,	April 14, 2015
	Chief Financial Officer and Director	Date
Title

/s/ Gunnar Counselman	Director	April 14, 2015
Gunnar Counselman	Title	Date