Form 10-Q
period 2015-03-31
Nexus Enterprise Solutions, Inc.
filed 2015-05-13
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2015

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

As of May 13, 2015, registrant had outstanding 19,007,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$16,188	$31,575
Accounts receivable, net of allowance for doubtful accounts	302,065	295,423
Total Current Assets	318,253	326,998

Property and equipment, net of accumulated depreciation	784	784
Intangible assets	275,000	275,000

TOTAL ASSETS	$594,037	$602,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,198	$333,216
Accrued expenses to related parties	118,000	118,000
Notes payable	15,500	30,500
Interest payable	70,461	63,076
Notes payable to related parties	127,485	127,485
Total Current Liabilities	648,644	672,277

Long-term portion of convertible note payable	317,000	-
Long-term portion of notes payable	-	387,000

TOTAL LIABILITIES	965,644	1,059,277

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value, 18,807,144 and 18,807,144 shares issued and
outstanding, respectively	18,807	18,807
Additional paid-in capital	1,511,902	1,498,751
Accumulated deficit	(1,902,316)	(1,974,053)
Total Stockholders' Deficit	(371,607)	(456,495)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$594,037	$602,782

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

REVENUES	$555,289	$247,021
COST OF SALES	324,483	159,102
GROSS PROFIT	230,806	87,919

OPERATING EXPENSES
General and administrative	27,974	35,514
Consulting and professional fees	123,710	135,832
Total Operating Expenses	151,684	171,346

INCOME (LOSS) FROM OPERATIONS	79,122	(83,427)

OTHER EXPENSES
Interest expense	(7,385)	(561)

NET INCOME (LOSS)	$71,737	$(83,988)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -BASIC AND DILUTED	18,807,144	19,966,648

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$71,737	$(83,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	13,151	9,616
Depreciation expense	-	88
Changes in operating assets and liabilities:
Accounts receivable	(6,642)	59,255
Prepaid expenses	-	5,425
Accounts payable	(16,018)	33,303
Interest payable	7,385	561
Net Cash Provided by Operating Activities	69,613	24,260

FINANCING ACTIVITIES
Repayment of notes payable	(85,000)	(20,500)
Net Cash Used In Financing Activities	(85,000)	(20,500)

NET (DECREASE) INCREASE IN CASH	(15,387)	3,760
CASH AT BEGINNING OF PERIOD	31,575	23,013
CASH AT END OF PERIOD	$16,188	$26,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted income (loss) per share calculations includes the dilutive effect of common stock. Basic and diluted net income (loss) per share is the same for each of the three months ended March 31, 2015 and 2014 due to the absence of common stock equivalents.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $330,391 and an accumulated deficit of $1,902,316 as of March 31, 2015. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 –PAYABLES TO RELATED PARTIES

As of March 31, 2015 and December 31, 2014 the balance of accrued expenses to related parties, which consists of accrued interest and accrued payroll, was $181,629 and $181,076, respectively. At March 31, 2015 and December 31, 2014, the accrued interest on the outstanding notes payable to related parties was $63,629 and $63,076, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of March 31, 2015 and December 31, 2014.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of March 31, 2015 and December 31, 2014, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured, bear interest between 0% and 6% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2014 and 2013, the Company made payments of $65,500 and $54,000, respectively. As of March 31, 2015 and December 31, 2014, the outstanding balance under this note payable was $15,500 and $30,500, respectively.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of March 31, 2015. As of March 31, 2015, the outstanding balance under this note was $317,000 and accrued interest was $6,832.

NOTE 6 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the three months ended March 31, 2015, an aggregate of $9,616 was expensed under this award. An aggregate of $18,058 remains to be expensed over the remaining vesting period. The 300,000 shares were issued during January 2014.

On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the three months ended March 31, 2015, an aggregate of $3,535 was expensed under this award, and $511 will be expensed over the remaining vesting period. As of March 31, 2015, the shares have not been issued.

NOTE 7 – SUBSEQUENT EVENTS

On April 29, 2015, the Company appointed Michael Gustman to serve as Chief Sales Officer.

On April 28, 2015, the Company issued 200,000 common shares in aggregate to two separate nonaffiliated third parties as compensation for services rendered, at a price of $0.15 per share.

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

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The Company generated $555,289 in revenue for the three month period ended March 31, 2015, which compares to revenue of $247,021 for the three month period ended March 31, 2014.  Our revenues increased during the three month period ended March 31, 2015 as a result of one of our largest lead purchasers experiencing budget reductions during the first quarter of 2014, and also  that we were able to secure new lead generation relationships in the three month period ended March 31, 2015, which enabled us to increase our sales revenue.

Cost of sales for the three month period ended March 31, 2015 was $324,483, which compares to cost of sales of $159,102 for the three month period ended March 31, 2014.  Our revenues increased during the three months ended March 31, 2015 as a result of our securing new lead generation relationships which enabled us to increase our sales revenue. As our sales revenue increased, our cost of sales correspondingly increased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the three month period ended March 31, 2015, were $151,684. This compares with operating expenses for the three month period ended March 31, 2014 of $171,346.  The major components of general and administrative expenses include accounting fees and legal fees. Our operating expenses decreased during the period primarily because we had a decrease in our fees owed to consultants and other professionals, due to an overall decrease in reliance on such consultants and professionals.

As a result of the foregoing, we had net income of $71,737 for the three month period ended March 31, 2015. This compares with a net loss for the three month period ended March 31, 2014 of $83,988.

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

Liquidity and Capital Resources

As of March 31, 2015 we had cash or cash equivalents of $16,188.  As of December 31, 2014, we had cash or cash equivalents of $31,575.

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

Net cash provided by operating activities was $69,613 for the three month period ended March 31, 2015. This compares to net cash provided by operating activities of $24,260 for the three month period ended March 31, 2014.   This change is due to the fact that we had net income of $71,737 for the three month period ended March 31, 2015 versus a net loss of $83,988 as of March 31, 2014, offset by decreased accounts payable in 2015.

Cash flows from investing activities were $0 for the three month period ended March 31, 2015 and 2014.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $85,000 for the three month period ended March 31, 2015 which compares to cash flows used in financing activities of $20,500 for the three month period ended March 31, 2014.  The change in cash flows related to financing activities is due to the fact that we have increased repayment of notes payable during the three months ended March 31, 2015, as compared with the three months ended March 31, 2014.

As of March 31, 2015, our total assets were $594,037 and our total liabilities were $965,644.  As of December 31, 2014, our total assets were $602,782 and our total liabilities were $1,059,277.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $330,391 and an accumulated deficit of $1,902,316 as of March 31, 2015. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Operation

Our plan for the twelve months beginning March 31, 2015 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC's rules and forms.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 14, 2015.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2015.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	May 13, 2015
James Bayardelle	Title	Date

/s/ Gunnar Counselman	Director	May 13, 2015
Gunnar Counselman	Title	Date