Form 10-Q
period 2015-06-30
Nexus Enterprise Solutions, Inc.
filed 2015-08-10
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

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

As of August 10, 2015, registrant had outstanding 19,007,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$42,708	$31,575
Accounts receivable, net of allowance for doubtful accounts	235,542	295,423
Total Current Assets	278,250	326,998

Property and equipment, net of accumulated depreciation	784	784
Intangible assets	275,000	275,000

TOTAL ASSETS	$554,034	$602,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$268,096	$333,216
Accrued expenses to related parties	118,000	118,000
Notes payable	5,000	30,500
Interest payable	77,138	63,076
Notes payable to related parties	127,485	127,485
Total Current Liabilities	595,719	672,277

Long-term portion of convertible note payable	260,000	-
Long-term portion of notes payable	-	387,000

TOTAL LIABILITIES	855,719	1,059,277

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value, 19,007,144 and 18,807,144 shares issued and
outstanding, respectively	19,007	18,807
Additional paid-in capital	1,533,936	1,498,751
Accumulated deficit	(1,854,628)	(1,974,053)
Total Stockholders' Deficit	(301,685)	(456,495)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$554,034	$602,782

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$506,879	$380,168	$1,062,168	$627,189
COST OF SALES	274,343	229,662	598,826	386,689
GROSS PROFIT	232,536	150,506	463,342	240,500

OPERATING EXPENSES
General and administrative	26,319	43,967	54,293	81,398
Consulting and professional fees	151,852	116,616	275,562	252,606
Total Operating Expenses	178,171	160,583	329,855	334,004

INCOME (LOSS) FROM OPERATIONS	54,365	(10,077)	133,487	(93,504)

OTHER EXPENSES
Interest expense	(6,677)	(561)	(14,062)	(1,122)

NET INCOME (LOSS)	$47,688	$(10,638)	$119,425	$(94,626)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED	18,947,803	19,533,608	18,877,862	19,748,932

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$119,425	$(94,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	35,385	20,007
Depreciation expense	-	176
Changes in operating assets and liabilities:
Accounts receivable	59,881	35,529
Prepaid expenses	-	10,910
Interest payable	14,062	-
Accounts payable	(65,120)	29,654
Accrued expenses to related parties	-	1,122
Net Cash Provided by Operating Activities	163,633	2,772

FINANCING ACTIVITIES
Proceeds from convertible note payable	-	387,000
Repayment of notes payable	(152,500)	(35,500)
Cash paid for repurchase and cancellation of common stock	-	(356,874)
Net Cash Used In Financing Activities	(152,500)	(5,374)

NET INCREASE (DECREASE) IN CASH	11,133	(2,602)
CASH AT BEGINNING OF PERIOD	31,575	23,013
CASH AT END OF PERIOD	$42,708	$20,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted income (loss) per share calculations includes the dilutive effect of common stock. Basic and diluted net income (loss) per share is the same for each of the three and six months ended June 30, 2015 and 2014 due to the absence of common stock equivalents.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $317,469 and an accumulated deficit of $1,854,628 as of June 30, 2015. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 –RELATED PARTY TRANSACTIONS

As of June 30, 2015 and December 31, 2014 the balance of accrued expenses to related parties, which consists of accrued interest and accrued payroll, was $181,629 and $181,076, respectively. At June 30, 2015 and December 31, 2014, the accrued interest on the outstanding notes payable to related parties was $63,629 and $63,076, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of June 30, 2015 and December 31, 2014.

The Company pays monthly consulting fees to two stockholders. During the six months ended June 30, 2015 and 2014, these fees aggregated $80,700 and $63,150, respectively.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of June 30, 2015 and December 31, 2014, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured, bear interest between 0% and 6% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2014 and 2013, the Company made payments of $65,500 and $54,000, respectively. As of June 30, 2015 and December 31, 2014, the outstanding balance under this note payable was $5,000 and $30,500, respectively.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of June 30, 2015. As of June 30, 2015, the outstanding balance under this note was $260,000 and accrued interest was $13,509.

NOTE 6 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the six months ended June 30, 2015, an aggregate of $19,339 was expensed under this award. An aggregate of $8,335 remains to be expensed over the remaining vesting period. The 300,000 shares were issued during January 2014.

On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the six months ended June 30, 2015, an aggregate of $4,046 was expensed under this award. On April 13, 2015, the 50,000 shares were issued.

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer (Chief Technology Officer) and 50,000 common shares to TMG Interactive for services. The shares were valued and expensed at $12,000 during the six months ended June 30, 2015.

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

Results of Operations

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The Company generated $506,879 in revenue for the three month period ended June 30, 2015, which compares to revenue of $380,168 for the three month period ended June 30, 2014.  Our revenues increased during the three month period ended June 30, 2015 as a result of one of our largest lead purchasers experiencing budget reductions during 2014, and also  that we were able to secure new lead generation relationships in the three month period ended June 30, 2015, which enabled us to increase our sales revenue.

Cost of sales for the three month period ended June 30, 2015 was $274,343, which compares to cost of sales of $229,662 for the three month period ended June 30, 2014.  Our revenues increased during the three months ended June 30, 2015 as a result of our securing new lead generation relationships which enabled us to increase our sales revenue. As our sales revenue increased, our cost of sales correspondingly increased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the three month period ended June 30, 2015, were $178,171. This compares with operating expenses for the three month period ended June 30, 2014 of $160,583.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses increased during the period primarily because we had an increase in our fees owed to consultants and other professionals.

As a result of the foregoing, we had net income of $47,688 for the three month period ended June 30, 2015. This compares with a net loss for the three month period ended June 30, 2014 of $10,638.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The Company generated $1,062,168 in revenue for the six month period ended June 30, 2015, which compares to revenue of $627,189 for the six month period ended June 30, 2014.  Our revenues increased during the six month period ended June 30, 2015 as a result of one of our largest lead purchasers experiencing budget reductions during 2014, and also  that we were able to secure new lead generation relationships in the six month period ended June 30, 2015, which enabled us to increase our sales revenue.

Cost of sales for the six month period ended June 30, 2015 was $598,826, which compares to cost of sales of $386,689 for the six month period ended June 30, 2014.  Our revenues increased during the six months ended June 30, 2015 as a result of our securing new lead generation relationships which enabled us to increase our sales revenue. As our sales revenue increased, our cost of sales correspondingly increased.

Operating expenses, which consisted solely of general and administrative expenses and consulting and professional fees for the six month period ended June 30, 2015, were $329,855. This compares with operating expenses for the six month period ended June 30, 2014 of $334,004.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the period primarily because we had decrease in our general and administrative expenses.

As a result of the foregoing, we had net income of $119,425 for the six month period ended June 30, 2015. This compares with a net loss for the six month period ended June 30, 2014 of $94,626.

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

Liquidity and Capital Resources

As of June 30, 2015 we had cash or cash equivalents of $42,708.  As of December 31, 2014, we had cash or cash equivalents of $31,575.

We believe that with our existing cash flows, we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that we believe our revenue will increase throughout the year.  We believe that the amount of revenue we are generating will allow us to meet our operating requirements during the next twelve months.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash provided by operating activities was $163,633 for the six month period ended June 30, 2015. This compares to net cash provided by operating activities of $2,772 for the six month period ended June 30, 2014. This change is due mainly to our net income and our decrease in accounts receivable offset by a decrease in accounts payable.

Cash flows from investing activities were $0 for the six month period ended June 30, 2015 and 2014. We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $152,500 for the six month period ended June 30, 2015 which compares to cash flows used in financing activities of $5,374 for the six month period ended June 30, 2014. The change in cash flows related to financing activities is due to the fact that we have increased the repayment of notes payable during the six months ended June 30, 2015, as compared with the six months ended June 30, 2014.

As of June 30, 2015, our total assets were $554,034 and our total liabilities were $855,719. As of December 31, 2014, our total assets were $602,782 and our total liabilities were $1,059,277.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning June 30, 2015 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2015.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	August 10, 2015
James Bayardelle	Title	Date