Form 10-Q
period 2015-09-30
Nexus Enterprise Solutions, Inc.
filed 2015-11-12
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:   September 30, 2015

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

As of November 10, 2015, registrant had outstanding 19,007,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$4,675	$31,575
Accounts receivable, net of allowance for doubtful accounts	162,406	295,423
Total Current Assets	167,081	326,998

Property and equipment, net of accumulated depreciation	784	784
Intangible assets	275,000	275,000

TOTAL ASSETS	$442,865	$602,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$217,204	$333,216
Accrued expenses to related parties	118,000	118,000
Notes payable	-	30,500
Short-term portion of convertible note payable	150,000	-
Interest payable to related parties	82,668	63,076
Notes payable to related parties	127,485	127,485
Total Current Liabilities	695,357	672,277

Long-term portion of convertible note payable	60,000	-
Long-term portion of notes payable	-	387,000

TOTAL LIABILITIES	755,357	1,059,277

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value, 19,007,144 and 18,807,144 shares issued and
outstanding, respectively	19,007	18,807
Additional paid-in capital	1,542,270	1,498,751
Accumulated deficit	(1,873,769)	(1,974,053)
Total Stockholders' Deficit	(312,492)	(456,495)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$442,865	$602,782

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$312,409	$328,845	$1,374,577	$956,034
COST OF SALES	187,394	204,504	786,220	593,268
GROSS PROFIT	125,015	124,341	588,357	362,766

OPERATING EXPENSES
General and administrative	21,187	23,781	75,720	104,762
Consulting and professional fees	117,439	121,473	392,761	372,421
Total Operating Expenses	138,626	145,254	468,481	477,183

INCOME (LOSS) FROM OPERATIONS	(13,611)	(20,913)	119,876	(114,417)

OTHER EXPENSES
Interest expense	(5,530)	-	(19,592)	(1,122)

NET INCOME (LOSS)	$(19,141)	$(20,913)	$100,284	$(115,539)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$0.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED	19,007,144	18,507,144	18,921,430	19,330,454

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$100,284	$(115,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	43,719	33,451
Depreciation expense	-	264
Changes in operating assets and liabilities:
Accounts receivable	133,017	27,988
Prepaid expenses	-	15,250
Interest payable	19,592	-
Accounts payable	(116,012)	58,898
Accrued expenses to related parties	-	1,122
Net Cash Provided by Operating Activities	180,600	21,434

FINANCING ACTIVITIES
Proceeds from convertible note payable	-	387,000
Repayment of notes payable	(207,500)	(50,500)
Cash paid for repurchase and cancellation of common stock	-	(356,874)
Net Cash Used In Financing Activities	(207,500)	(20,374)

NET INCREASE (DECREASE) IN CASH	(26,900)	1,060
CASH AT BEGINNING OF PERIOD	31,575	23,013
CASH AT END OF PERIOD	$4,675	$24,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Basic and Diluted Net Income (Loss) per Share

Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted income (loss) per share calculations includes the dilutive effect of common stock. Basic and diluted net income (loss) per share is the same for each of the three and nine months ended September 30, 2015, and 2014 due to the absence of common stock equivalents.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $528,276 as of September 30, 2015. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 and December 31, 2014 the balance of accrued expenses to related parties, which consists of accrued interest and accrued payroll, was $200,668 and $181,076, respectively. At September 30, 2015 and December 31, 2014, the accrued interest on the outstanding notes payable to related parties was $82,668 and $63,076, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of September 30, 2015 and December 31, 2014.

The Company pays monthly consulting fees to two stockholders. During the nine months ended September 30, 2015 and 2014, these fees aggregated $118,900 and $108,750, respectively.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of September 30, 2015 and December 31, 2014, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured, bear interest between 0% and 6% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2014 and 2013, the Company made payments of $65,500 and $54,000, respectively. As of September 30, 2015 and December 31, 2014, the outstanding balance under this note payable was $0 and $30,500, respectively.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of September 30, 2015. As of September 30, 2015, the outstanding balance under this note was $210,000 and accrued interest was $19,039.

NOTE 6 – STOCKHOLDERS' EQUITY

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the nine months ended September 30, 2015, an aggregate of $27,674 was expensed under this award.  Nothing remains to be expensed as of September 30, 2015. The 300,000 shares were issued during January 2014.

On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the nine months ended September 30, 2015, an aggregate of $4,045 was expensed under this award. Nothing remains to be expensed as of September 30, 2015. On April 13, 2015, the 50,000 shares were issued.

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer (Chief Technology Officer) and 50,000 common shares to TMG Interactive for services. The shares were valued and expensed at $12,000 during the nine months ended September 30, 2015.

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

Results of Operations

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The Company generated $312,409 in revenue for the three month period ended September 30, 2015, which compares to revenue of $328,845 for the three month period ended September 30, 2014.  Our revenues decreased slightly during the three month period ended September 30, 2015 due to decreased sales of our services to our current customers during this three month period.

Cost of sales for the three month period ended September 30, 2015 was $187,394, which compares to cost of sales of $204,504 for the three month period ended September 30, 2014.  Our revenues decreased during the three months ended September 30, 2015, and as our sales revenue decreased, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the three month period ended September 30, 2015, were $138,626. This compares with operating expenses for the three month period ended September 30, 2014 of $145,254.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the period primarily because we had decrease in our dependence on consulting services.

As a result of the foregoing, we had a net loss of $19,141 for the three month period ended September 30, 2015. This compares with net loss for the three month period ended September 30, 2014 of $20,913.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The Company generated $1,374,577 in revenue for the nine month period ended September 30, 2015, which compares to revenue of $956,034 for the nine month period ended September 30, 2014.  Our revenues increased during the nine month period ended September 30, 2015 due to the fact that we were able to secure new lead generation relationships as compared to the nine month period ended September 30, 2014, which enabled us to increase our sales revenue.

Cost of sales for the nine month period ended September 30, 2015 was $786,220, which compares to cost of sales of $593,268 for the nine month period ended September 30, 2014.  Our revenues increased during the nine months ended September 30, 2015, and as our sales revenue increased during the period, our cost of sales correspondingly increased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the nine month period ended September 30, 2015, were $468,481. This compares with operating expenses for the nine month period ended September 30, 2014 of $477,183.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the period primarily because we had a decrease in fees related to professional services.

As a result of the foregoing, we had a net income of $100,284 for the nine month period ended September 30, 2015. This compares with a net loss for the nine month period ended September 30, 2014 of $115,539.

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

Liquidity and Capital Resources

As of September 30, 2015 we had cash or cash equivalents of $4,675.  As of December 31, 2014, we had cash or cash equivalents of $31,575.

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

Net cash provided by operating activities was $180,600 for the nine month period ended September 30, 2015. This compares to net cash provided by operating activities of $21,434 for the nine month period ended September 30, 2014.   This change is due to an increase in accounts payable, as well as the fact that we had net income of $100,284 for the nine months ended September 30, 2015, as compared to a net loss of $115,539 for the nine months ended September 30, 2014.

Cash flows from investing activities were $0 for the nine month period ended September 30, 2015 and 2014.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $207,500 for the nine month period ended September 30, 2015 which compares to cash flows used in financing activities of $20,374 for the nine month period ended September 30, 2014.  The change in cash flows related to financing activities is due to the fact that we have increased repayment of notes payable and decreased proceeds from sales of convertible notes during the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014.

As of September 30, 2015, our total assets were $442,865 and our total liabilities were $755,357.  As of December 31, 2014, our total assets were $602,782 and our total liabilities were $1,059,277.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning September 30, 2015 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2015, based on the material weaknesses defined below:

(i)            inadequate segregation of duties consistent with control objectives; and
(ii)            ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the future:

(i) (ii)
appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk  management; and

adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company generating the necessary revenue to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the three months ended September 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2015.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	November 12, 2015
James Bayardelle	Title	Date