Form 10-K
period 2015-12-31
Nexus Enterprise Solutions, Inc.
filed 2016-03-30
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File No. 333-184832

NEXUS ENTERPRISE SOLUTIONS, INC.
 (Exact Name of Issuer as specified in its charter)

Wyoming	45-2477894
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

5340 N. Federal Highway, Suite 206
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 30, 2015 was $4,326,786.

As of March 30, 2016, registrant had outstanding 19,007,144 shares of common stock.

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

Backlog

At December 31, 2015, we had no backlog.

Employees

As of December 31, 2015, we have three full time employees and two part time employees.

Proprietary Information

We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We spent $9,018 on research and development of our products during the year ended December 31, 2015, which is compared to $0 spent on research and development during the year ended December 31, 2014.  We expect our research and development costs to remain stable now that we have finalized the development of our lead generation model.

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

Fiscal year ended December 31, 2015	High	Low
First Quarter	$0.12	$0.08
Second Quarter	$0.25	$0.25
Third Quarter	$0.16	$0.16
Fourth Quarter	$0.14	$0.14

Fiscal year ended December 31, 2014
	High	Low
First Quarter	$0.203	$0.123
Second Quarter	$0.27	$0.164
Third Quarter	$0.20	$0.08
Fourth Quarter	$0.129	$0.08

Holders

As of March 30, 2016, there were 209 record holders of our common stock, and there were 19,007,144 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer (Chief Technology Officer) and 50,000 common shares to TMG Interactive for services rendered.

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

   The following table provides selected financial data about us for the fiscal years ended December 31, 2015 and 2014. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended December 31,
Balance Sheet Data:	2015	2014
Cash	$18,842	$31,575
Total assets	467,592	602,782
Total liabilities	763,999	1,059,277
Shareholders' deficit	(296,407)	(456,495)

Operating Data:
Revenues	1,741,405	1,602,662
Cost of Revenues	1,007,897	1,059,548
Operating expenses	586,494	604,199
Net Income (loss)	$116,369	$(62,207)

Results of Operations

For the year ended December 31, 2015 and December 31, 2014

The Company generated $1,741,405 in revenue for the year ended December 31, 2015, which compares to revenue of $1,602,662 for the year ended December 31, 2014.  Our revenues increased during the year ended December 31, 2015 due to increased sales of our services to our current customers during the period.

Cost of sales for the year ended December 31, 2015 was $1,007,897, which compares to cost of sales of $1,059,548 for the year ended December 31, 2014.  Our revenues increased only slightly during the year ended December 31, 2015, which resulted in a very similar adjustment to our cost of sales during the period.

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

Operating expenses, which consisted solely of general and administrative expenses, research and development fees and consulting fees for the year ended December 31, 2015, were $586,494. This compares with operating expenses for the year ended December 31, 2014 of $604,199.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the year ended December 31, 2015 because we had a decrease in our general and administrative expenses during the period.

As a result of the foregoing, we had net income of $116,369 for the year ended December 31, 2015. This compares with a net loss for the year ended December 31, 2014 of $62,207.

In its audited financial statements as of December 31, 2015, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2015 we had cash of $18,842.  As of December 31, 2014, we had cash of $31,575.

We believe that with our existing cash flows we have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues are increasing while our operating expenses are decreasing.  We believe that the amount of revenue we are generating coupled with our lower operating expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 will allow us to meet our operating requirements during the next twelve months.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash provided by operating activities was $219,267 for the year ended December 31, 2015. This compares to net cash provided by operating activities of $43,936 for the year ended December 31, 2014.   This increase is due to an increase in our net income, as well as an increase in our accounts receivable.

Cash flows used in investing activities were $0 for the year end December 31, 2015 and December 31, 2014.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $232,000 for the year ended December 31, 2015 which compares to cash flows used in financing activities of $35,374 for the year ended December 31, 2014.  The change in cash flows related to financing activities is due to an increase in payments on our notes payable.

As of December 31, 2015, our total assets were $467,592 and our total liabilities were $763,999.  As of December 31, 2014, our total assets were $602,782 and our total liabilities were $1,059,277.

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

Our plan for the twelve months beginning January 1, 2016 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

Statements of Shareholders' Deficit

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nexus Enterprise Solutions, Inc.
Lighthouse Point, Florida

We have audited the accompanying balance sheets of Nexus Enterprise Solutions, Inc. (the "Company"), as of December 31, 2015 and 2014, and the related statements of operations, stockholder's deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexus Enterprise Solutions, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nexus Enterprise Solutions, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
March 30, 2016

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$18,842	$31,575
Accounts receivable, net	173,203	295,423
Total Current Assets	192,045	326,998

Property and equipment, net	547	784
Intangible assets	275,000	275,000

TOTAL ASSETS	$467,592	$602,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$239,293	$333,216
Accrued expenses to related parties	211,721	181,076
Notes payable	-	30,500
Convertible debt	170,500	-
Notes payable to related parties	127,485	127,485
Total Current Liabilities	748,999	672,277

Long-term portion of convertible debt	15,000	387,000
Total Liabilities	763,999	1,059,277

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized
$0.001 par value; 19,007,144 and 18,807,144
shares issued and outstanding, respectively	19,007	18,807
Additional paid-in capital	1,542,270	1,498,751
Accumulated deficit	(1,857,684)	(1,974,053)
Total Stockholders' Deficit	(296,407)	(456,495)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$467,592	$602,782

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations

	Years Ended
	December 31,
	2015	2014

REVENUES	$1,741,405	$1,602,662
COST OF SALES	1,007,897	1,059,548

GROSS PROFIT	733,508	543,114

OPERATING EXPENSES
General and administrative	84,328	123,814
Research and development	9,018	-
Consulting fees	493,148	480,385
Total Operating Expenses	586,494	604,199

INCOME FROM OPERATIONS	147,014	(61,085)

OTHER EXPENSES
Interest expense	(30,645)	(1,122)

NET INCOME (LOSS)	$116,369	$(62,207)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	18,945,089	19,748,932

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2013	19,966,648	$19,967	$1,807,570	$(1,911,846)	$(84,309)

Stock-based compensation	300,000	300	46,595	-	46,895

Repurchase and cancellation of common stock	(1,459,504)	(1,460)	(355,414)	-	(356,874)

Net loss	-	-	-	(62,207)	(62,207)

Balances, December 31, 2014	18,807,144	$18,807	$1,498,751	$(1,974,053)	$(456,495)
Stock-based compensation	200,000	200	43,519	-	43,719

Net income	-	-	-	116,369	116,369

Balances, December 31, 2015	19,007,144	$19,007	$1,542,270	$(1,857,684)	$(296,407)

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$116,369	$(62,207)
Adjustments to reconcile net income (loss) to
provided by operating activities:
Stock-based compensation	43,719	46,895
Bad debt expense	-	7,523
Depreciation expense	237	263
Changes in operating assets and liabilities:
Prepaid expenses	-	15,250
Accounts receivable	122,220	(76,434)
Accounts payable and accrued expenses	(93,923)	111,524
Accrued expenses to related parties	30,645	1,122
Net Cash Provided by Operating Activities	219,267	43,936

FINANCING ACTIVITIES
Borrowings on convertible debt	-	387,000
Payments on convertible payable	(201,500)	-
Payments on notes payable	(30,500)	(65,500)
Repurchase and cancellation of common stock	-	(356,874)
Net Cash Used in Financing Activities	(232,000)	(35,374)

NET INCREASE (DECREASE) IN CASH	(12,733)	8,562
CASH AT BEGINNING OF PERIOD	31,575	23,013
CASH AT END OF PERIOD	$18,842	$31,575

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

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

Basis of Presentation

The financial statements as of December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, fiscal year end.

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of December 31, 2015 and 2014.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company's allowance for doubtful accounts was $106,467 as of December 31, 2015, and December 31, 2014, respectively.  As of December 31, 2015, three customers represented approximately 59.04% (19.02%, 22.17% and 17.85%) of accounts receivable.  As of December 31, 2014, four customers represented approximately 70.03% (26.02%, 19.73%, 13.23% and 11.05%) of accounts receivable.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment. It is recorded at cost and depreciated over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2015 and 2014, the Company had property and equipment of $547 and $784, respectively, net of accumulated depreciation of $1,198 and $961, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 31, 2015 and 2014 totaled $237 and $263, respectively.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment recorded during the years ended December 31, 2015 and 2014.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

Intangible Assets with Indefinite Lives
Indefinite-lived intangible assets are not amortized. The useful lives of the intangible assets are reassessed each reporting period and the indefinite lives may be adjusted to determinable lives if the assessment determines circumstances have changed. The intangible assets are evaluated for impairment annually or when indicators of a potential impairment are present. There was no evidence of impairment of our indefinite-lived intangible assets as of December 31, 2015, or 2014.

The intangible asset as of December 31, 2015 consists of a license to use certain intellectual property in the Company's lead generation business into perpetuity. It was acquired through the issuance of 500,000 common shares in 2012 valued at $125,000 and through the issuance of a note payable for $150,000 in 2013.

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

Revenue is presented net of estimated returns. Returns comprised approximately 22% and 14% of total revenue during the years ended December 31, 2015, and 2014, respectively.

The Company had three major customers which generated approximately 62.71% (26.70%, 22.41% and 13.60%)  and 71.67% (37.13%, 16.64% and 17.90%) of its revenue in the fiscal years ended December 31, 2015 and 2014, respectively. The customer representing 13.60% of the total revenues of 2015 ceased operations during 2016.

Cost of Sales

The Company records as cost of sales the amounts paid to the providers of the insurance leads which it resells.

General and Administrative Expenses

General and administrative expenses are comprised of the costs of operating the Company. These costs include professional fees, office expenses, telephone and travel.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $0 for the years ended December 31, 2015, and 2014, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $9,018 and $0 for the years ended December 31, 2015, and 2014, respectively.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

Concentrations of Credit Risk
Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At December 31, 2015, and 2014, the Company had $0 on deposit in excess of currently insured amounts.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $556,954 and an accumulated deficit of $1,857,684 as of December 31, 2015.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, and 2014, the balance of accrued expenses to related parties, which consists of accrued interest or notes payable to related parties and accrued payroll, was $211,721 and $181,076, respectively. At December 31, 2015, and 2014, the accrued interest on the outstanding notes payable to related parties was $93,721 and $63,076, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2015, and 2014.

The company pays monthly consulting fees to two stockholders. During the years ended December 31, 2015, and 2014, these fees aggregated $145,100 and $140,750, respectively.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES
As of December 31, 2015, and 2014, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2015, and 2014, the Company made payments of $30,500 and $65,500, respectively. The outstanding balance under this note payable was $0 and $30,500 as of December 31, 2015, and 2014, respectively. The outstanding balance of interest payable related to this agreement was $5,502 and $0 as of December 31, 2015, and 2014, respectively.

The note is currently in default over the amount of accrued interest of $5,502.  Currently, the company is in talks with the third party to settle the default amount owed.  The third party has delivered a default notice to the issuer and voiced intentions on suing Nexus over amount of $5,502.  In the event the third party sues, the company does not see it having any material effect.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of December 31, 2015.  As of December 31, 2015, the note was not convertible.

As of December 31, 2015, and 2014, the Company had aggregate outstanding third party notes payable of $185,500 and $417,500, respectively.

NOTE 6 –STOCKHOLDERS' EQUITY

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vested on September 16, 2015. The fair value of the award was determined to be $78,000 and it was expensed over the vesting period. During the years ended December 31, 2015 and 2014, an aggregate of $27,674 and $39,000, respectively, was expensed under this award. As of December 31, 2015, nothing remains to be expensed over the remaining vesting period. The 300,000 shares were issued during January 2014.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

On June 4, 2014 the Company repurchased and cancelled an aggregate of 1,459,504 shares of common stock from investors for an aggregate amount of $356,874.

On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the year ended December 31, 2015, and 2014, an aggregate of $4,045 and $7,895 was expensed under this award respectively. Nothing remains to be expensed as of December 31, 2015. On April 13, 2015, the 50,000 shares were issued.

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer (Chief Technology Officer) and 50,000 common shares to TMG Interactive for services. The shares were valued and expensed at $12,000 as of December 31, 2015.

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Deferred tax assets consist of the following as of December 31, 2015 and 2014:
	December 31,
	2015	2014
Net operating loss	$257,894	$307,585
Valuation allowance	(257,894)	(307,585)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $736,841 as of December 31, 2015, which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2031. The fiscal year 2015, 2014, and 2013 remain open to examination by federal tax authorities and other tax jurisdictions.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's interim president and chief executive officer (who is the Company's principal executive officer) and the Company's chief financial officer, treasurer, and secretary (who is the Company's principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The ineffectiveness of the Company's disclosure controls and procedures was due to material weaknesses identified in the Company's internal control over financial reporting, described below.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of December 31, 2015.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)            Inadequate segregation of duties consistent with control objectives; and
(ii)            Lack of control procedures consisting of multiple levels of supervision and review through the financial preparation and reporting processes.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as resources allow:

(i)
appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

(ii)            adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

James Bayardelle	39	Director, President, Chief Executive Officer

Gunnar Counselman	39	Director

Scott Schluer	38	Chief Technology Officer

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

Scott Schluer was appointed the Chief Technology Officer of Nexus Enterprise Solutions, Inc. on June 16, 2014 and brings to the company over 15 years of experience architecting, building and testing enterprise web applications in large-scale, high availability environments. Prior to joining Nexus, Scott held the position of Lead Software Engineer at Advanced Medical Reviews and managed a team of developers and QA analysts. Scott was directly responsible for leading several key company initiatives that helped to propel AMR to a recognized industry leader in the health insurance review space. Ultimately, these initiatives led to a successful multi-million dollar acquisition based almost solely on the proprietary technology that Scott and his team brought to the industry through AMR.

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

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer for services rendered as Chief Technology Officer.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 31, 2016, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 19,007,144 common shares were issued and outstanding as of March 31, 2016.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

James Bayardelle, Chief Executive Officer, Director3)	1,500,000	7.9%
5340 N. Federal Highway
Suite 206
Lighthouse Point, FL 33064

Gunnar Counselman, Director	50,000	0.3%

Scott Schluer, Chief Technology Officer	150,000	0.8%

All Officers and Directors as a Group	1,700,000	8.9%
(three persons)

Jason Foster (4)	1,500,000	7.9%
5340 N. Federal Highway
Suite 206
Lighthouse Point, FL 33064

Cliste Consulting(5)	4,500,000	23.7%
8806 Grand Bayou CT
Tampa, FL 33635

Adam Wasserman	4,500,000	23.7%
1544 Cardinal Way
Weston, FL 33327

CMB Family Investments(6)	1,500,000	7.9%
6401 N. University Dreive
Suite 316
Tamarac, FL 33321

Halabu, LLC(7)	1,843,600	9.7%
1413 20th Street
#409
Miami Beach, FL 33139

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)
James Bayardelle is the President, CEO and a director of the Company.  The 1,500,000 includes 900,000 common shares held in the name of James Bayardelle, as well as 600,000 common shares held in the name of Wall Street Real Estate Investment Group, LLC, an entity controlled by James Bayardelle.

(4)	Jason Foster is a former officer of the Company.

(5)	Cliste Consulting is owned by Maureen Morgan Bokzam.

(6)	CMB Family Investments Co., LP is owned by Siham Bokzam.

(7)	Halabu, LLC is owned by David Halabu.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2015, and 2014, the balance of accrued expenses to related parties, which consists of accrued interest or notes payable to related parties and accrued payroll, was $211,721 and $181,076, respectively. At December 31, 2015, and 2014, the accrued interest on the outstanding notes payable to related parties was $93,721 and $63,076, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2015, and 2014.

The Company pays monthly consulting fees to two stockholders. During the years ended December 31, 2015, and 2014, these fees aggregated $145,100 and $140,750, respectively.

As of December 31, 2015, and 2014, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand.

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vest on September 16, 2015. The fair value of the award was determined to be $78,000 and it is being expensed over the vesting period. During the years ended December 31, 2014 and 2013, an aggregate of $39,000 and $11,326, respectively, was expensed under this award. As of December 31, 2014, $27,674 remains to be expensed over the remaining vesting period. The remaining was expensed during the year ended December 31, 2015. The 300,000 shares were issued during January 2014.

On June 4, 2014 the Company repurchased and cancelled an aggregate of 1,459,504 shares of common stock from investors for an aggregate amount of $356,874.

On August 21, 2014, Stanley Rapp and Jason Foster resigned from their officer and director positions with the Company.

On June 13, 2014, the Company granted 50,000 common shares to Scot Schluer, Chief Technology Officer. The shares vested on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the year ended December 31, 2015, and 2014, an aggregate of $4,045 and $7,895 was expensed under this award respectively. Nothing remains to be expensed as of December 31, 2015. On April 13, 2015, the 50,000 shares were issued.

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer (Chief Technology Officer) and 50,000 common shares to TMG Interactive for services. The shares were valued and expensed at $12,000 as of December 31, 2015.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $20,500 for the year ended December 31, 2015 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $25,000 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

Nexus Enterprise Solutions, Inc.

Nexus Enterprise Solutions, Inc.

By:/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer,
James Bayardelle	Principal Accounting Officer,	March 30, 2016
	Chief Financial Officer and Director	Date
Title

/s/ Gunnar Counselman	Director	March 30, 2016
Gunnar Counselman	Title	Date