Form 10-Q
period 2016-03-31
Nexus Enterprise Solutions, Inc.
filed 2016-05-17
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2016

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

As of May 13, 2016, registrant had outstanding 19,007,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$4,265	$18,842
Accounts receivable, net of allowance for doubtful accounts	173,811	173,203
Total Current Assets	178,076	192,045

Property and equipment, net of accumulated depreciation	547	547
Intangible assets	275,000	275,000

TOTAL ASSETS	$453,623	$467,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$180,143	$239,293
Accrued expenses to related parties	215,122	211,721
Convertible debt	142,500	170,500
Notes payable to related parties	127,485	127,485
Total Current Liabilities	665,250	748,999

Long-term portion of convertible debt	-	15,000

TOTAL LIABILITIES	665,250	763,999

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value, 19,007,144 and 19,007,144 shares issued and
outstanding, respectively	19,007	19,007
Additional paid-in capital	1,542,270	1,542,270
Accumulated deficit	(1,772,904)	(1,857,684)
Total Stockholders' Deficit	(211,627)	(296,407)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$453,623	$467,592

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

REVENUES	$367,837	$555,289
COST OF SALES	127,130	324,483
GROSS PROFIT	240,707	230,806

OPERATING EXPENSES
General and administrative	28,756	27,974
Consulting and professional fees	123,770	123,710
Total Operating Expenses	152,526	151,684

INCOME FROM OPERATIONS	88,181	79,122

OTHER EXPENSES
Interest expense	(3,401)	(7,385)

NET INCOME	$84,780	$71,737

BAISC AND DILUTED NET INCOME PER COMMON SHARE
BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	19,007,144	18,807,144

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$84,780	$71,737
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	-	13,151
Changes in operating assets and liabilities:
Accounts receivable	(608)	(6,642)
Accounts payable	(59,150)	(16,018)
Interest payable	3,401	7,385
Net Cash Provided by Operating Activities	28,423	69,613

FINANCING ACTIVITIES
Borrowing from related party note payable	8,000	-
Repayment of related party note payable	43,000	-
Repayment of convertible note	(43,000)	(85,000)
Net Cash Used In Financing Activities	(43,000)	(85,000)

NET (DECREASE) INCREASE IN CASH	(14,577)	(15,387)
CASH AT BEGINNING OF PERIOD	18,842	31,575
CASH AT END OF PERIOD	$4,265	$16,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Basic and Diluted Earnings (Loss) Per Share

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted net income (loss) per share is the same for each of the three months ended March 31, 2016, and 2015, due to the absence of common stock equivalents.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has a working capital deficit of $487,174 and an accumulated deficit of $1,772,904 as of March 31, 2016.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, and December 31, 2015, the balance of accrued expenses to related parties, which consists of accrued interest on notes payable to related parties and accrued payroll, was $215,122 and $211,721, respectively. At March 31, 2016, and December 31, 2015, the accrued interest on the outstanding notes payable to related parties was $97,122 and $93,721, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of March 31, 2016, and December 31, 2015.

The Company pays monthly consulting fees to two stockholders. During the three months ended March 31, 2016 and 2015, these fees aggregated $42,300 and $40,500.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of March 31, 2016, and December 31, 2015, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand.

During the three months ended March 31, 2016, the Company borrowed $8,000 under a note payable to a related party that bore interest of 15% per annum and was due on demand. The balance was repaid in full during the three months ended March 31, 2016.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2015, and 2014, the Company made payments of $30,500 and $65,500, respectively. The outstanding balance under this note payable was $0 as of March 31, 2016, and December 31, 2015, respectively. The outstanding balance of interest payable related to this agreement was $5,502 as of March 31, 2016, and December 31, 2015, respectively.

The note is currently in default over the amount of accrued interest of $5,502.  Currently, the company is in talks with the third party to settle the default amount owed.  The third party has delivered a default notice to the issuer and voiced intentions on suing Nexus over amount of $5,502.  In the event the third party sues, the company does not see it having any material effect.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of March 31, 2016. As of March 31, 2016, the note was not convertible.

As of March 31, 2016, and December 31, 2015, the Company had aggregate outstanding third party notes payable of $142,500 and $185,500, respectively.

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

Results of Operations

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The Company generated $367,837 in revenue for the three month period ended March 31, 2016, which compares to revenue of $555,289 for the three month period ended March 31, 2015.  Our revenues decreased during the three month period ended March 31, 2016 due to decreased sales of our services to our current customers during this period.

Cost of sales for the three month period ended March 31, 2016 was $127,130, which compares to cost of sales of $324,483 for the three month period ended March 31, 2015.  Our revenues decreased during the three months ended March 31, 2016, and as our sales revenue decreased, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the three month period ended March 31, 2016, were $152,526. This compares with operating expenses for the three month period ended March 31, 2015 of $151,684.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

As a result of the foregoing, we had net income of $84,780 for the three month period ended March 31, 2016. This compares with net income for the three month period ended March 31, 2015 of $71,737.

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

Liquidity and Capital Resources

As of March 31, 2016 we had cash or cash equivalents of $4,265. As of December 31, 2015, we had cash or cash equivalents of $18,842.

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

Net cash provided by operating activities was $28,423 for the three month period ended March 31, 2016. This compares to net cash provided by operating activities of $69,613 for the three month period ended March 31, 2015. This change is due to an increase in accounts payable, which offset part of our net income of $84,780 for the three months ended March 31, 2016, as compared to our net income of $71,737 for the three months ended March 31, 2015.

Cash flows from investing activities were $0 for the three month period ended March 31, 2016 and 2015.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $43,000 for the three month period ended March 31, 2016 which compares to cash flows used in financing activities of $85,000 for the three month period ended March 31, 2015.  The change in cash flows related to financing activities is due to the fact that we had decreased amounts used for repayment of notes payable during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

As of March 31, 2016, our total assets were $453,623 and our total liabilities were $665,250.  As of December 31, 2015, our total assets were $467,592 and our total liabilities were $763,999.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning March 31, 2016 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2016, based on the material weaknesses defined below:

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

Management's Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the future:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and
(ii	adopt sufficient written policies and procedures for accounting and financial reporting.

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

Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the three months ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2016.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	May 16, 2016
James Bayardelle	Title	Date