Form 10-Q
period 2016-06-30
Nexus Enterprise Solutions, Inc.
filed 2016-08-15
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2016

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

As of August 15, 2016, registrant had outstanding 19,242,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$1,681	$18,842
Accounts receivable, net of allowance for doubtful accounts	162,613	173,203
Total Current Assets	164,294	192,045

Property and equipment, net of accumulated depreciation	547	547
Intangible assets	275,000	275,000

TOTAL ASSETS	$439,841	$467,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$245,279	$239,293
Accrued expenses to related parties	219,391	211,721
Convertible debt	148,500	170,500
Notes payable to related parties	127,485	127,485
Total Current Liabilities	740,655	748,999

Long-term portion of convertible debt	-	15,000

TOTAL LIABILITIES	740,655	763,999

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value, 19,242,144 and 19,007,144 shares issued and
outstanding, respectively	19,242	19,007
Additional paid-in capital	1,576,369	1,542,270
Accumulated deficit	(1,896,425)	(1,857,684)
Total Stockholders' Deficit	(300,814)	(296,407)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$439,841	$467,592

The ccompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$330,013	$506,879	$697,850	$1,062,168
COST OF SALES	268,777	274,343	395,907	598,826
GROSS PROFIT	61,236	232,536	301,943	463,342

OPERATING EXPENSES
General and administrative	72,244	26,319	101,000	54,293
Consulting and professional fees	108,244	151,852	232,014	275,562
Total Operating Expenses	180,488	178,171	333,014	329,855

(LOSS) INCOME FROM OPERATIONS	(119,252)	54,365	(31,071)	133,487

OTHER EXPENSES
Interest expense	(4,269)	(6,677)	(7,670)	(14,062)

NET (LOSS) INCOME	$(123,521)	$47,688	$(38,741)	$119,425

NET (LOSS) INCOME PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED	19,025,221	18,947,803	19,016,182	18,877,862

The accompanying notes are an integral part of these unaudited financial statements

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(38,741)	$119,425
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	34,334	35,385
Changes in operating assets and liabilities:
Accounts receivable	10,590	59,881
Interest payable	7,670	14,062
Accounts payable	5,986	(65,120)
Net Cash Provided by Operating Activities	19,839	163,633

FINANCING ACTIVITIES
Proceeds from related party note payable	46,000	-
Repayment of related party notes payable	(28,000)	-

Repayment of third party notes payable	(55,000)	(152,500)
Net Cash Used In Financing Activities	(37,000)	(152,500)

NET DECREASE IN CASH	(17,161)	11,133
CASH AT BEGINNING OF PERIOD	18,842	31,575
CASH AT END OF PERIOD	$1,681	$42,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015.

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted net income (loss) per share is the same for each of the three and six months ended June 30, 2016, and 2015, due to the absence of common stock equivalents.
NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $576,361 and an accumulated deficit of $1,896,425 as of June 30, 2016.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2016, and December 31, 2015, the balance of accrued expenses to related parties, which consists of accrued interest or notes payable to related parties and accrued payroll, was $219,391 and $211,721, respectively. At June 30, 2016, and December 31, 2015, the accrued interest on the outstanding notes payable to related parties was $101,391 and $93,721, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of June 30, 2016, and December 31, 2015.

The Company pays monthly consulting fees to two stockholders. During the six months ended June 30, 2016 and 2015, these fees aggregated $84,150 and $80,700.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of June 30, 2016, and December 31, 2015, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand.

During the six months ended June 30, 2016, the Company borrowed $46,000 under a note payable to a related party that bears interest of 15% per annum and was due on demand. The Company repaid $28,000, and as of June 30, 2016, the balance is $18,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2015 and 2014, the Company made payments of $30,500 and $65,500, respectively. The outstanding balance under this note payable was $0 as of June 30, 2016, and December 31, 2015, respectively. The outstanding balance of interest payable related to this agreement was $5,502 as of June 30, 2016, and December 31, 2015, respectively.

The note is currently in default over the amount of accrued interest of $5,502. Currently, the company is in talks with the third party to settle the default amount owed.  The third party has delivered a default notice to the issuer and voiced intentions on suing Nexus over amount of $5,502. In the event the third party sues, the company does not see it having any material effect.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it does not qualify as a derivative liability as of June 30, 2016. As of June 30, 2016, the note was not convertible. During the six months ended June 30, 2016, the Company repaid $55,000 under the note. As of June 30, 2016, and December 31, 2015, the Company had aggregate outstanding third party notes payable of $130,500 and $185,500, respectively.

NOTE 6 –STOCKHOLDERS' EQUITY

The Company granted 50,000 common shares to Scott Schluer, 65,000 common shares to TMG Interactive, and 120,000 common shares to Boss Equity Inc. on June 23, 2016. The common shares were issued for services and valued at $34,334.

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

Results of Operations

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The Company generated $330,013 in revenue for the three month period ended June 30, 2016, which compares to revenue of $506,879 for the three month period ended June 30, 2015. Our revenues decreased during the three month period ended June 30, 2016 due to decreased sales of our services to our current customers during this period.

Cost of sales for the three month period ended June 30, 2016 was $268,777, which compares to cost of sales of $274,343 for the three month period ended June 30, 2015. Our revenues decreased during the three months ended June 30, 2016, and as our sales revenue decreased, our cost of sales also decreased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the three month period ended June 30, 2016, were $180,488. This compares with operating expenses for the three month period ended June 30, 2015 of $178,171.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

As a result of the foregoing, we had a net loss of $123,521 for the three month period ended June 30, 2016. This compares with net income for the three month period ended June 30, 2015 of $47,688.

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The Company generated $697,850 in revenue for the six month period ended June 30, 2016, which compares to revenue of $1,062,168 for the six month period ended June 30, 2015. Our revenues decreased during the six month period ended June 30, 2016 due to decreased sales of our services to our current customers during this period.

Cost of sales for the six month period ended June 30, 2016 was $395,907, which compares to cost of sales of $598,826 for the six month period ended June 30, 2015. Our revenues decreased during the six months ended June 30, 2016, and as our sales revenue decreased, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the six month period ended June 30, 2016, were $333,014. This compares with operating expenses for the six month period ended June 30, 2015 of $329,855.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

As a result of the foregoing, we had a net loss of $38,741 for the six month period ended June 30, 2016. This compares with net income for the six month period ended June 30, 2015 of $119,425.

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

Liquidity and Capital Resources

As of June 30, 2016 we had cash or cash equivalents of $1,681. As of December 31, 2015, we had cash or cash equivalents of $18,842.

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

Net cash provided by operating activities was $19,839 for the six month period ended June 30, 2016. This compares to net cash provided by operating activities of $163,633 for the six month period ended June 30, 2015. This change is due to an increase in accounts payable, as well as a decrease in accounts receivable and a net loss versus net income during the period.

Cash flows from investing activities were $0 for the six month periods ended June 30, 2016 and 2015.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $37,000 for the six month period ended June 30, 2016 which compares to cash flows used in financing activities of $152,500 for the six month period ended June 30, 2015. The change in cash flows related to financing activities is due to the fact that we had decreased amounts used for repayment of notes payable during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

As of June 30, 2016, our total assets were $439,841 and our total liabilities were $740,655. As of December 31, 2015, our total assets were $467,592 and our total liabilities were $763,999.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning June 30, 2016 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the six months ended June 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2016, the Company borrowed $46,000 under a note payable to a related party that bears interest of 15% per annum and was due on demand. The Company repaid $28,000, and as of June 30, 2016, the balance is $18,000.

The Company granted 50,000 common shares to Scott Schluer, 65,000 common shares to TMG Interactive, and 120,000 common shares to Boss Equity Inc. on June 23, 2016. The common shares were issued for services and valued at $34,334.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2016.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	August 15, 2016.
James Bayardelle	Title	Date