Form 10-Q
period 2016-09-30
Nexus Enterprise Solutions, Inc.
filed 2016-11-21
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2016

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-184832

NEXUS ENTERPRISE SOLUTIONS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Wyoming	45-2477894
(State or other jurisdiction of incorporation or organization)	(IRS Employer File Number)
5340 N. Federal Highway Suite 206 Lighthouse Point, FL	33064
(Address of principal executive offices)	(zip code)

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

As of November 19, 2016, registrant had outstanding 19,242,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$130	$18,842
Accounts receivable, net of allowance for doubtful accounts	76,880	173,203
Total Current Assets	77,010	192,045

Property and equipment, net of accumulated depreciation	-	547
Intangible assets	275,000	275,000

TOTAL ASSETS	$352,010	$467,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$199,505	$239,293
Accrued expenses to related parties	221,839	211,721
Current portion of convertible debt, net of unamortized discount	86,369	170,500
Notes payable to related parties	139,985	127,485
Derivative liabilities	58,316	-
Total Current Liabilities	706,014	748,999

Long-term portion of convertible debt	-	15,000

TOTAL LIABILITIES	706,014	763,999

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized; $.001 par
value, 19,242,144 and 19,007,144 shares issued and
outstanding, respectively	19,242	19,007
Additional paid-in capital	1,576,369	1,542,270
Accumulated deficit	(1,949,615)	(1,857,684)
Total Stockholders' Deficit	(354,004)	(296,407)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$352,010	$467,592

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$266,852	$312,409	$964,702	$1,374,577
COST OF SALES	152,891	187,394	548,798	786,220
GROSS PROFIT	113,961	125,015	415,904	588,357

OPERATING EXPENSES
General and administrative	11,688	21,187	112,688	75,720
Consulting and professional fees	125,330	117,439	357,344	392,761
Total Operating Expenses	137,018	138,626	470,032	468,481

(LOSS) INCOME FROM OPERATIONS	(23,057)	(13,611)	(54,128)	119,876

OTHER INCOME (EXPENSES)

Gain on derivative	8,692	-	8,692	-
Interest expense	(38,825)	(5,530)	(46,495)	(19,592)

NET (LOSS) INCOME	$(53,190)	$(19,141)	$(91,931)	$100,284

NET (LOSS) INCOME PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED	19,242,144	19,007,144	19,092,053	18,921,430

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(91,931)	$100,284
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	547	-
Amortization of debt discount	36,377	-
Derivative gain	(8,692)	-
Stock-based compensation	34,334	43,719
Changes in operating assets and liabilities:
Accounts receivable	96,323	133,017
Accrued expenses	10,118	19,592
Accounts payable	(39,788)	(116,012)
Net Cash Provided by Operating Activities	37,288	180,600

FINANCING ACTIVITIES
Proceeds from related party note payable	61,000	-
Repayment of related party notes payable	(48,500)	-
Repayment of third party notes payable	(68,500)	(207,500)
Net Cash Used In Financing Activities	(56,000)	(207,500)

NET DECREASE IN CASH	(18,712)	(26,900)
CASH AT BEGINNING OF PERIOD	18,842	31,575
CASH AT END OF PERIOD	$130	$4,675

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Debt discount resulting from derivative liability	$67,008	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015.

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted net income (loss) per share is the same for each of the three and nine months ended September 30, 2016, and 2015, due to the absence of common stock equivalents.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense.

NOTE 2 - GOING CONCERN
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $629,004 and an accumulated deficit of $1,949,615 as of September 30, 2016.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.
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

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2016, and December 31, 2015, the balance of accrued expenses to related parties, which consists of accrued interest on notes payable to related parties and accrued payroll, was $221,839 and $211,721, respectively. At September 30, 2016, and December 31, 2015, the accrued interest on the outstanding notes payable to related parties was $103,839 and $93,721, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of September 30, 2016, and December 31, 2015.

The Company pays monthly consulting fees to two stockholders. During the nine months ended September 30, 2016, and 2015, these fees aggregated $129,050 and $118,900.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of September 30, 2016, and December 31, 2015, the Company had outstanding notes payable to related parties of $127,485. These notes are unsecured bear interest between 0% and 6% and are due on demand.

During the nine months ended September 30, 2016, the Company borrowed $61,000 under a note payable to a related party that bears interest of 15% per annum and was due on demand. The Company repaid $48,500, and as of September 30, 2016, the balance is $12,500. As of December 31, 2015, the Company has $0 under this note payable to a related party.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2015 and 2014, the Company made payments of $30,500 and $65,500, respectively. The outstanding balance under this note payable was $0 as of September 30, 2016, and December 31, 2015, respectively. The outstanding balance of interest payable related to this agreement was $5,502 as of September 30, 2016, and December 31, 2015, respectively.

The note is currently in default over the amount of accrued interest of $5,502.  Currently, the Company is in talks with the third party to settle the default amount owed.  The third party has delivered a default notice to the issuer and voiced intentions on suing Nexus over the amount of $5,502.  In the event the third party sues, the Company does not see it having any material effect.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter.  On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it qualifies as a derivative liability as of May 31, 2016. As of September 30, 2016, the note was in default.

During the nine months ended September 30, 2016, the Company repaid $68,500 under the above note payable. As of September 30, 2016, and December 31, 2015, the Company had aggregate outstanding third party notes payable of $117,000 and $185,500, respectively.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 6 –DERIVATIVE LIABILITIES

During the nine months ended September 30, 2016, one convertible note issued by the Company became convertible and qualified as a derivative liability under FASB ASC 815.
As of September 30, 2016 and December 31, 2105, the aggregate fair value of the outstanding derivative liability was $58,316 and 0.
The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the nine months ended September 30, 2016:
Nine Months Ended September 30,
2016
Volatility	43.10% - 107.35%
Risk-free interest rate	0.45% - 0.59%
Expected dividends	-%
Expected term	0.38 – 0.71 years
The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements as of September 30, 2016
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	58,316
Total liabilities	$-	$-	$58,316

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) Nine Months Ended September 30, 2016
Beginning balance	$-
Additions recognized as debt discount	67,008
Change in fair value	(8,692)
Ending balance	$58,316

NOTE 7 –STOCKHOLDERS' EQUITY

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

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The Company generated $266,852 in revenue for the three month period ended September 30, 2016, which compares to revenue of $312,409 for the three month period ended September 30, 2015. Our revenues decreased during the three month period ended September 30, 2016 due to decreased sales of our services to our current customers during this period.

Cost of sales for the three month period ended September 30, 2016 was $152,891, which compares to cost of sales of $187,394 for the three month period ended September 30, 2015. Our revenues decreased during the three months ended September 30, 2016, and as our sales revenue decreased, our cost of sales also decreased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the three month period ended September 30, 2016, were $137,018. This compares with operating expenses for the three month period ended September 30, 2015 of $138,626.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

As a result of the foregoing, we had a net loss of $53,190 for the three month period ended September 30, 2016. This compares with net loss for the three month period ended September 30, 2015 of $19,141.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The Company generated $964,702 in revenue for the nine month period ended September 30, 2016, which compares to revenue of $1,374,577 for the nine month period ended September 30, 2015. Our revenues decreased during the nine month period ended September 30, 2016 due to decreased sales of our services to our current customers during this period.

Cost of sales for the nine month period ended September 30, 2016 was $548,798, which compares to cost of sales of $768,220 for the nine month period ended September 30, 2015. Our revenues decreased during the nine months ended September 30, 2016, and as our sales revenue decreased, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the nine month period ended September 30, 2016, were $470,032. This compares with operating expenses for the nine month period ended September 30, 2015 of $468,481.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

As a result of the foregoing, we had a net loss of $91,931 for the nine month period ended September 30, 2016. This compares with net income for the nine month period ended September 30, 2015 of $100,284.  The reason for our net loss during the nine months ended September 30, 2016 and our net income for the nine months ended September 30, 2015, is due to our decreased revenue during the period.

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

Liquidity and Capital Resources

As of September 30, 2016 we had cash or cash equivalents of $130. As of December 31, 2015, we had cash or cash equivalents of $18,842.

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

Net cash provided by operating activities was $37,288 for the nine month period ended September 30, 2016. This compares to net cash provided by operating activities of $180,600 for the nine month period ended September 30, 2015. This change is due to a decrease in accounts receivable and a net loss versus net income during the period.

Cash flows from investing activities were $0 for the nine month periods ended September 30, 2016 and 2015.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $56,000 for the nine month period ended September 30, 2016 which compares to cash flows used in financing activities of $207,500 for the nine month period ended September 30, 2015. The change in cash flows related to financing activities is due to the fact that we had decreased amounts used for repayment of notes payable as well as $61,000 in proceeds received from a related party note payable during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

As of September 30, 2016, our total assets were $352,010 and our total liabilities were $706,014. As of December 31, 2015, our total assets were $467,592 and our total liabilities were $763,999.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning September 30, 2016 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the nine months ended September 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2016, the Company borrowed $61,000 under a note payable to a related party that bears interest of 15% per annum and was due on demand. The Company repaid $48,500, and as of September 30, 2016, the balance is $12,500.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2016.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	November 19, 2016
James Bayardelle	Title	Date