Form 10-K
period 2016-12-31
Nexus Enterprise Solutions, Inc.
filed 2017-04-17
CIK 1561781

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 30, 2016 was $1,241,572.

As of April 17, 2017, registrant had outstanding 19,242,144 shares of common stock.

FORM 10-K

NEXUS ENTERPRISE SOLUTIONS, INC.

INDEX

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "Nexus," "the Company", "we," "us," and "our," refer to Nexus Enterprise Solutions, Inc., a Wyoming corporation.

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

Backlog

At December 31, 2016, we had no backlog.

Employees

As of December 31, 2016, we have three full time employees and two part time employees.

Proprietary Information

We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.
Research and Development

We spent $0 on research and development of our products during the year ended December 31, 2016, which is compared to $9,018 spent on research and development during the year ended December 31, 2015.  We expect our research and development costs to remain stable now that we have finalized the development of our lead generation model.

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

Item 1A.  RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company operations are currently being conducted out of the Company office located at 5340 N. Federal Highway, Suite 206, Lighthouse Point, FL 33064;  (561) 767-4346.  It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

On April 13, 2017, the Company was served with a lawsuit by Affluent ADS LLC, d/b/a Leadnomics ("Affluent"), which alleges that the Company owes $33,596.85 as compensation for services rendered by Affluent.  The Company is investigating the validity of the complaint and will address the complaint as required.  The Company will file a Form 8-K in order to disclose information related to the lawsuit as soon as an outcome is determined.

Other than described above, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

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

Fiscal year ended December 31, 2016

	High	Low

First Quarter	$0.12	$0.12
Second Quarter	$0.15	$0.15
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.08	$0.08

Fiscal year ended December 31, 2015

	High	Low
First Quarter	$0.12	$0.08
Second Quarter	$0.25	$0.25
Third Quarter	$0.16	$0.16
Fourth Quarter	$0.14	$0.14

Holders

As of April 17, 2017, there were 210 record holders of our common stock, and there were 19,242,144 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2016 and 2015. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended December 31,
Balance Sheet Data:	2016	2015
Cash	$6,176	$18,842
Total assets	86,573	467,592
Total liabilities	(795,159)	(763,999)
Shareholders' deficit	(708,586)	(296,407)

Operating Data:
Revenues	1,219,297	1,741,405
Cost of Sales	730,526	1,007,897
Operating expenses	870,886	586,494
Net Income (loss)	$(446,513)	$116,369

Results of Operations

For the year ended December 31, 2016 and December 31, 2015

The Company generated $1,219,297 in revenue for the year ended December 31, 2016, which compares to revenue of $1,741,405 for the year ended December 31, 2015.  Our revenues decreased during the year ended December 31, 2016 due to decreased sales of our products and services to our customers during the period.

Cost of sales for the year ended December 31, 2016 was $730,526, which compares to cost of sales of $1,007,897 for the year ended December 31, 2015.  Our revenues decreased during the year ended December 31, 2016, which resulted in a similar adjustment to our cost of sales during the period.

Operating expenses, which consisted of general and administrative expenses, research and development fees and consulting fees for the year ended December 31, 2016, were $870,886. This compares with operating expenses for the year ended December 31, 2015 of $586,494.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses increased during the year ended December 31, 2016 because we had an increase of $44,564 in our general and administrative expenses during the period.

As a result of the foregoing, we had a net loss of $446,513 for the year ended December 31, 2016. This compares with net income for the year ended December 31, 2015 of $116,369.

In its audited financial statements as of December 31, 2016, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company's current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2016 we had cash of $6,176.  As of December 31, 2015, we had cash of $18,842.

We believe that with our existing cash flows we may not have sufficient cash to meet our operating requirements for the next twelve months due to the fact that our revenues were not sufficient to allow us to meet our operating requirements during the most recent fiscal year.  If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of equity or debt securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash provided by operating activities was $54,034 for the year ended December 31, 2016. This compares to net cash provided by operating activities of $219,267 for the year ended December 31, 2015.   This change in cash related to operating activities is due to a net loss for current year, as well as a decrease in our accounts receivable.

Cash flows used in investing activities were $0 for the year end December 31, 2016 and December 31, 2015.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $66,700 for the year ended December 31, 2016 which compares to cash flows used in financing activities of $232,000 for the year ended December 31, 2015.  The change in cash flows related to financing activities is due to a net decrease in payments on our notes payable.

As of December 31, 2016, our total assets were $86,573 and our total liabilities were $795,159.  As of December 31, 2015, our total assets were $467,592 and our total liabilities were $763,999.

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

Our plan for the twelve months beginning January 1, 2017 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Our revenue model is based on customer development.  We either purchase leads from accredited brokers or locate leads based on the methods described above, and then resell those leads to our customers through our automated system.  The leads must meet the stringent criteria of our system.  The leads are vetted through our fraud filters in order to ensure quality.

We are currently focusing our attention on the auto insurance market, but intend to expand to other industries as soon as our revenue allows.

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
Lighthouse Point, Florida

We have audited the accompanying balance sheets of Nexus Enterprise Solutions, Inc. (the "Company"), as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexus Enterprise Solutions, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nexus Enterprise Solutions, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and an accumulated deficit as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
April 17, 2017

NEXUS ENTERPRISE SOLUTIONS, INC.
Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$6,176	$18,842
Prepaid expenses	1,973	-
Accounts receivable, net	78,424	173,203
Total Current Assets	86,573	192,045

Property and equipment, net	-	547
Intangible assets	-	275,000

TOTAL ASSETS	$86,573	$467,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$255,697	$239,293
Accrued expenses	248,790	211,721
Derivative liabilities	54,187	-
Convertible debt, net of unamortized discounts	102,500	170,500
Notes payable to related parties	133,985	127,485
Total Current Liabilities	795,159	748,999

Long-term portion of convertible debt	-	15,000
Total Liabilities	795,159	763,999

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized
$0.001 par value; 19,242,144 and 19,007,144
shares issued and outstanding, respectively	19,242	19,007
Additional paid-in capital	1,576,369	1,542,270
Accumulated deficit	(2,304,197)	(1,857,684)
Total Stockholders' Deficit	(708,586)	(296,407)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$86,573	$467,592

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations

	Years Ended
	December 31,
	2016	2015

REVENUES, net	$1,219,297	$1,741,405
COST OF SALES	730,526	1,007,897

GROSS PROFIT	488,771	733,508

OPERATING EXPENSES
General and administrative	128,892	84,328
Loss on impairment	275,000	-
Research and development	-	9,018
Consulting fees	466,994	493,148
Total Operating Expenses	870,886	586,494

(LOSS) INCOME FROM OPERATIONS	(382,115)	147,014

OTHER INCOME (EXPENSES)
Gain on derivatives	12,821	-
Interest expense	(77,219)	(30,645)

NET (LOSS) INCOME	$(446,513)	$116,369

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.02)	$0.01

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	19,129,781	18,945,089

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2014	18,807,144	$18,807	$1,498,751	$(1,974,053)	$(456,495)
Stock-based compensation	200,000	200	43,519	-	43,719

Net income	-	-	-	116,369	116,369

Balances, December 31, 2015	19,007,144	$19,007	$1,542,270	$(1,857,684)	$(296,407)
Stock-based compensation	235,000	235	34,099	-	34,334
Net loss	-	-	-	(446,513)	(446,513)
Balances, December 31, 2016	19,242,144	$19,242	$1,576,369	$(2,304,197)	$(708,586)

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015

OPERATING ACTIVITIES
Net (loss) income	$(446,513)	$116,369
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Stock-based compensation	34,334	43,719
Depreciation expense	547	237
Amortization of debt discounts	57,208	-
Gain on derivatives	(12,821)	-
Loss on impairment of intangible assets	275,000	-
Changes in operating assets and liabilities:
Accounts receivable	94,779	122,220
Prepaid expenses	(1,973)	-
Accounts payable	16,404	(93,923)
Accrued expenses	37,069	30,645
Net Cash Provided by Operating Activities	54,034	219,267

FINANCING ACTIVITIES
Borrowings on related-party debt	61,000	-
Payments on convertible payable	(73,200)	(201,500)
Payments on related-party debt	(54,500)	(30,500)
Net Cash Used in Financing Activities	(66,700)	(232,000)

NET DECREASE IN CASH	(12,666)	(12,733)
CASH AT BEGINNING OF PERIOD	18,842	31,575
CASH AT END OF PERIOD	$6,176	$18,842

SUPPLEMENTAL DISCLOSURES OF
NON - CASH FINANCING ACTIVITIES
Debt discount resulting from derivative liability	$67,008	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nexus Enterprise Solutions, Inc. (fka MutuaLoan, Corp.) (the "Company", "MutuaLoan", "Nexus"), a corporation organized under the laws of the State of Wyoming, entered into a business combination with Nexus Enterprise Solutions, Inc. ("Nexus Florida"), a corporation organized under the laws of the State of Florida.  The business combination was effective on June 16, 2011 and was filed with the State of Wyoming on September 16, 2011.   The Company is the surviving entity for legal purposes and Nexus Florida is the surviving entity for accounting purposes. Nexus Florida was formed on June 6, 2011 to be a provider of customer leads to the insurance industry. There was no predecessor entity to Nexus Florida. The management of Nexus Florida became the management of the Company and the original owners of Nexus Florida retained control of the combined entity upon the business combination. Prior to the business combination the Company had no revenues and limited operations.

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

Basis of Presentation

The financial statements as of December 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31, fiscal year end.

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

Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered. This interpretation also requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach, requiring the recognition and measurement of uncertain tax positions. The Company has no uncertain tax positions as of December 31, 2016 and 2015.

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

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding during 2015. During 2016, the convertible debt was excluded from the calculation of diluted EPS and the inclusions would have been anti dilutive.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company's best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company's allowance for doubtful accounts was $106,467 as of December 31, 2016, and December 31, 2015, respectively. As of December 31, 2016, four customers represented approximately 76.13% (28.76%, 18.6%, 14.51% and 14.26%) of accounts receivable. As of December 31, 2015, three customers represented approximately 59.04% (19.02%, 22.17% and 17.85%) of accounts receivable.

Property and Equipment

Property and equipment consists of furniture and fixtures and computer equipment. It is recorded at cost and depreciated over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2016, and 2015, the Company had property and equipment of $0 and $547, respectively, net of accumulated depreciation of $1,745 and $1,198, respectively. Expenditures for normal repairs and maintenance are charged to expense as incurred. Depreciation expense for the years ended December 31, 2016, and 2015, totaled $547 and $237, respectively.

Impairment of Long Lived Assets

In the event facts and circumstances indicate the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There was no impairment of long-lived assets recorded during the years ended December 31, 2016 and 2015.

Intangible Assets with Indefinite Lives

Indefinite-lived intangible assets are not amortized. The useful lives of the intangible assets are reassessed each reporting period and the indefinite lives may be adjusted to determinable lives if the assessment determines circumstances have changed. The intangible assets are evaluated for impairment annually or when indicators of a potential impairment are present. There was an impairment of our indefinite-life intangible assets amounting to $275,000 for the year ended December 31, 2016.

The intangible asset as of December 31, 2015 consisted of a license to use certain intellectual property in the Company's lead generation business into perpetuity. It was acquired through the issuance of 500,000 common shares in 2012 valued at $125,000 and through the issuance of a note payable for $150,000 in 2013. However, in 2016, a full impairment loss was deemed necessary.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

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

Revenue is presented net of estimated returns. Returns comprised approximately 33% and 22% of total revenue during the years ended December 31, 2016, and 2015, respectively.

The Company had four major customers which generated 63.57% (21.95%, 17.18%, 12.97% and 11.46%) of its revenue in the fiscal year ended December 31, 2016. For the fiscal year ended December 31, 2015, the Company had three major customers which generated approximately 62.71% (26.70%, 22.41% and 13.60%) of its revenue.

Cost of Sales

The Company records as cost of sales the amounts paid to the providers of the insurance leads which it resells.

General and Administrative Expenses

General and administrative expenses are comprised of the costs of operating the Company. These costs include professional fees, office expenses, telephone and travel.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $0 for both the years ended December 31, 2016, and 2015.

Research and Development

Research and development costs are expensed as incurred. Research and development costs totaled $0 and $9,018 for the years ended December 31, 2016, and 2015, respectively.

Concentrations of Credit Risk

Occasionally, the Company has funds deposited in a financial institution in excess of amounts insured by the FDIC. At December 31, 2016, and 2015, the Company had $0 on deposit in excess of currently insured amounts.

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

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has generated recurring net losses since inception and has a working capital deficit of $708,586 and an accumulated deficit of $2,304,197 as of December 31, 2016.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2016, and 2015, the outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2016, and 2015.

The Company pays monthly consulting fees to two stockholders. During the years ended December 31, 2016, and 2015, these fees aggregated $162,950 and $145,100, respectively.

During the years ended December 31, 2016 and 2015, $92,000 and $0 was paid to Scott Schluer, Chief Technology Officer,for consulting services.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2016, and 2015, the Company had outstanding notes payable to related parties of $133,985. These notes are unsecured bear interest between 0% and 15% and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2016, and 2015, the Company made payments of $0 and $30,500, respectively. The outstanding balance under this note payable was $0 as of December 31, 2016, and 2015, respectively. The outstanding balance of interest payable related to this agreement was $5,502 as of December 31, 2016, and 2015.

The note is currently in default over the amount of accrued interest of $5,502. The Company is in talks with the third party to settle the default amount owed. The third party has delivered a default notice to the issuer and voiced intentions on suing Nexus over the amount of $5,502. In the event the third party sues, the Company does not see it having any material effect. The Company is currently in negotiation with the third party regarding this matter.

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest is due on February 15, 2017. Monthly payments commence in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter. On January 15, 2016, the monthly payments decrease to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. The Company evaluated the convertible note under FASB ASC 815 and determined it qualified as a derivative liability as of May 31, 2016 (see Note 6 As of December 31, 2016, the note was in default due to payments not being made according to the payment schedule. The outstanding balance under this note was $112,300 as of December 31, 2016. Interest is being accrued at the default interest rate of 12%. On October 1, 2016, an amendment to the note, which added a floor for conversions for the convertible provision, was signed into effect by both parties.

As of December 31, 2016, and 2015, the Company had aggregate outstanding third party notes payable of $112,300 and $185,500, respectively.

NOTE 6 – DERIVATIVE LIABILITIES

During the year ended December 31, 2016, one convertible note issued by the Company became convertible and qualified as a derivative liability under FASB ASC 815.

As of December 31, 2016, and December 31, 2105, the aggregate fair value of the outstanding derivative liability was $54,187 and 0. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the year end December 31, 2016:

Year End December 31,
2016
Volatility	43.10% - 159.80%
Risk-free interest rate	0.45% - 0.59%
Expected dividends	-%
Expected term	0.13 – 0.71 years

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2016, and December 31, 2015:

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	54,187
Total liabilities	$-	$-	$54,187

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Beginning balance	$-
Additions recognized as debt discount	67,008
Change in fair value	(12,821)
Ending balance	$54,187

NEXUS ENTERPRISE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 –STOCKHOLDERS' EQUITY

During the year ended December 31, 2013, the Company granted 300,000 common shares to a new Board member, Stanley Rapp. The shares vested on September 16, 2015. The fair value of the award was determined to be $78,000 and it was expensed over the vesting period. During the years ended December 31, 2016 and 2015, an aggregate of $0 and $27,674, respectively, was expensed under this award. As of December 31, 2016, nothing remains to be expensed over the remaining vesting period. The 300,000 shares were issued during January 2014.

On June 13, 2014, the Company granted 50,000 common shares to a new Chief Technology Officer. The shares vest on April 13, 2015. The fair value of the award was determined to be $11,940 and it is being expensed over the vesting period. During the year ended December 31, 2016, and 2015, an aggregate of $0 and $4,045 was expensed under this award respectively. Nothing remains to be expensed as of December 31, 2016. On April 13, 2015, the 50,000 shares were issued.

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer (Chief Technology Officer) and 50,000 common shares to TMG Interactive for services. The shares were valued and expensed at $12,000 during 2015.

On June 23, 2016, the Company granted 50,000 common shares to Scott Schluer (Chief Technology Officer), 65,000 common shares to TMG Interactive, and 120,000 common shares to Boss Equity Inc. for services and valued and expensed at $34,334 during 2016.

NOTE 8 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Deferred tax assets consist of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Net operating loss	$311,890	$257,894
Valuation allowance	(311,890)	(257,894)
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $891,113 as of December 31, 2016, which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2031. The fiscal year 2016, 2015, and 2014 remain open to examination by federal tax authorities and other tax jurisdictions.

NOTE 9 – SUBSEQUENT EVENTS
On April 13, 2017, the Company was served with a lawsuit by Affluent ADS LLC, d/b/a Leadnomics ("Affluent"), which alleges that the Company owes $33,596.85 as compensation for services rendered by Affluent.  The Company is investigating the validity of the complaint and will address the complaint as required.  The Company will file a Form 8-K in order to disclose information related to the lawsuit as soon as an outcome is determined.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of December 31, 2016.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with a small staff:

(i)     Inadequate segregation of duties consistent with control objectives
(ii)    Lack of control procedures consisting of multiple levels of supervision and review through the financial preparation and reporting processes.

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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

James Bayardelle	40	Director, President, Chief Executive Officer

Gunnar Counselman	40	Director

Scott Schluer	39	Chief Technology Officer

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

Item 11. EXECUTIVE COMPENSATION

James Bayardelle, the Company's President, CEO and director received a salary of $92,000 and $83,832 during 2016 and 2015 respectively.  Scott Schuler received $92,000 in cash as compensation for services rendered as Chief Technology Officer during 2016.

None of the directors of the Company receive any salary for services rendered as a director of the Company.

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer for services rendered as Chief Technology Officer. On June 23, 2016, the Company granted 50,000 shares to Scott Schuler for services rendered as Chief Technology Officer.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of April 17, 2017, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 19,242,144 common shares were issued and outstanding as of April 17, 2017.  The address for all officers and directors is 5340 N. Federal Highway, Suite 206, Lighthouse Point, FL 33064.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Executive Officers and Directors:

James Bayardelle, Chief Executive Officer, Director(3)	1,500,000	7.8%
Gunnar Counselman, Director	50,000	0.3%
Scott Schluer, Chief Technology Officer	200,000	1.0%
All Officers and Directors as a Group	1,750,000	9.1%
(three persons)

Five Percent Stockholders:

Jason Foster	1,500,000	7.8%
P.O. Box 63690
Colorado Springs, CO 80962

Cliste Consulting(4)	4,500,000	23.4%
8806 Grand Bayou CT
Tampa, FL 33635

Adam Wasserman	4,500,000	23.4%
1544 Cardinal Way
Weston, FL 33327

CMB Family Investments(5)	1,500,000	7.8%
6401 N. University Drive
Suite 316
Tamarac, FL 33321

Halabu, LLC(6)	1,500,500	7.8%
1413 20th Street
#409
Miami Beach, FL 33139

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)
James Bayardelle is the President, CEO and a director of the Company.  The 1,500,000 includes 900,000 common shares held in the name of James Bayardelle, as well as 600,000 common shares held in the name of Wall Street Real Estate Investment Group, LLC, an entity controlled by James Bayardelle.

(4)	Cliste Consulting is owned by Maureen Morgan Bokzam.

(5)	CMB Family Investments Co., LP is owned by Siham Bokzam.

(6)	Halabu, LLC is owned by David Halabu.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2016, and 2015, the balance of accrued expenses of $248,790 and $211,721, respectively, includes accrued interest on notes payable to related parties and accrued payroll. At December 31, 2016, and 2015, the accrued interest on the outstanding notes payable to related parties was $113,732 and $93,721, respectively. The outstanding balance of accrued payroll to officers was $118,000 as of December 31, 2016, and 2015.

The Company pays monthly consulting fees to two stockholders. During the years ended December 31, 2016, and 2015, these fees aggregated $137,017 and $145,100, respectively.

As of December 31, 2016, and 2015, the Company had outstanding notes payable to related parties of $133,985. These notes are unsecured bear interest between 0% and 15% and are due on demand.

On April 28, 2015, the Company granted 100,000 common shares to Scott Schluer, valued at $12,000.  On June 23, 2016, the Company granted 50,000 common shares to Scott Schluer valued at approximately $7,305.

There are not currently any conflicts of interest by or among its current officers, directors, key employees or advisors. The Company has not yet formulated a policy for handling conflicts of interest; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $20,500 for the year ended December 31, 2016 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $20,500 for the year ended December 31, 2015 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit	Description
Number

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	Linkbase XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2017.

Nexus Enterprise Solutions, Inc.

By:/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	Chief Executive Officer,
James Bayardelle	Principal Accounting Officer,	April 17, 2017
	Chief Financial Officer and Director	Date
Title

/s/ Gunnar Counselman	Director	April 17, 2017
Gunnar Counselman	Title	Date