Form 10-Q
period 2017-03-31
Nexus Enterprise Solutions, Inc.
filed 2017-05-22
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2017

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.      Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes ☐    No ☑

As of May 22, 2017, registrant had outstanding 19,242,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC. Balance Sheets (Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$1,317	$6,176
Prepaid expenses	1,973	1,973
Accounts receivable, net	43,123	78,424
Total Current Assets	46,413	86,573

Property and equipment, net	-	-
Intangible assets	-	-

TOTAL ASSETS	$46,413	$86,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$242,832	$255,697
Accrued expenses	361,906	248,790
Derivative liabilities	113,565	54,187
Convertible debt, net of unamortized discounts	112,300	102,500
Notes payable to related parties	133,985	133,985
Total Current Liabilities	964,588	795,159

Total Liabilities	964,588	795,159

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized
$0.001 par value; 19,242,144 and 19,242,144
shares issued and outstanding, respectively	19,242	19,242
Additional paid-in capital	1,576,369	1,576,369
Accumulated deficit	(2,513,786)	(2,304,197)
Total Stockholders' Deficit	(918,175)	(708,586)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,413	$86,573

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

REVENUES	$239,119	$367,837
COST OF SALES	118,937	127,130
GROSS PROFIT	120,182	240,707

OPERATING EXPENSES
General and administrative	19,582	28,756
Consulting and professional fees	127,896	123,770
Total Operating Expenses	147,478	152,526

(LOSS) INCOME FROM OPERATIONS	(27,296)	88,181

OTHER EXPENSES
Interest expense	(13,916)	(3,401)
Loan default penalties on convertible note	(109,000)	-
Loss on derivative liabilities	(59,378)	-

NET (LOSS) INCOME	$(209,590)	$84,780

BAISC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE
BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	19,242,144	19,007,144

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(209,590)	$84,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on derivatives	59,378	-
Amortization of debt discount	9,800	-
Changes in operating assets and liabilities:
Accounts receivable	35,301	(608)
Accounts payable	(12,865)	(59,150)
Accrued expenses	109,000	-
Interest payable	4,117	3,401
Net Cash (Used) Provided by Operating Activities	(4,859)	28,423

FINANCING ACTIVITIES
Borrowing from related party note payable	-	8,000
Repayment of related party note payable	-	(8,000)
Repayment of convertible note	-	(43,000)
Net Cash Used In Financing Activities	-	(43,000)

NET DECREASE IN CASH	(4,859)	(14,577)
CASH AT BEGINNING OF PERIOD	6,176	18,842
CASH AT END OF PERIOD	$1,317	$4,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2017.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has a working capital deficit of $918,175 and an accumulated deficit of $2,513,786 as of March 31, 2017.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the outstanding balance of accrued payroll to officers was $118,000 and $118,000, respectively.

The Company pays monthly consulting fees to two stockholders. During the three months ended March 31, 2017 and 2016, these fees aggregated $53,500 and $42,300, respectively.

During the three months ended March 31, 2017 and 2016, $23,000 and $24,000 was paid to Scott Schluer, Chief Technology Officer, for consulting services.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of March 31, 2017, and December 31, 2016, the Company had outstanding notes payable to related parties of $133,985. These notes are unsecured, bear interest between 0% and 15%, and are due on demand.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2016, and 2015, the Company made payments of $0 and $30,500, respectively. The outstanding balance under this note payable was $0 as of March 31, 2017, and December 31, 2016, respectively. The outstanding balance of interest payable related to this agreement was $5,502 as of March 31, 2017, and December 31, 2016, respectively.

The note is currently in default over the amount of accrued interest of $5,502.  Currently, the Company is in talks with the third party to settle the default amount owed.  The third party has delivered a default notice to the issuer and voiced intentions on suing the Company over amount of $5,502.  In the event the third party sues, the Company does not see it having any material effect.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity ("Holder") in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest was originally due on February 15, 2017. On March 1, 2017, the parties agreed to extend the due date to July 1, 2017.  According to the note, monthly payments commenced in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter. On January 15, 2016, the monthly payments decreased to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. In addition, the Company is obligated to pay a penalty of $1,000 per day for each business day that the loan is in default.  Any such penalty is convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion.  On October 1, 2016, an amendment to the note, which added a floor for conversions for the convertible provision of $0.0001, was signed into effect by both parties.  The Company defaulted on payments on the note in 2016.  In 2017, the Holder agreed to waive all default penalties due up to October 31, 2016.  The Company evaluated the convertible note along with the accrued late-payment penalties, under FASB ASC 815 and determined it qualified as a derivative liability. As of March 31, 2017, the note was in default due to payments not being made according to the payment schedule. The outstanding balance under the note was $112,300 as of both March 31, 2017 and December 31, 2016. Late-payment penalties in the amount of $109,000 have been accrued to March 31, 2017. Interest is being accrued at the default interest rate of 12%.

As of March 31, 2017, and December 31, 2016, the Company had aggregate outstanding third party notes payable of $112,300 and $112,300, respectively.  The unamortized debt discount at March 31, 2017 was $0 ($9,800 at December 31, 2016).

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITIES

During the year ended December 31, 2016, one convertible note issued by the Company became convertible and qualified as a derivative liability under FASB ASC 815.  The accrued penalty for late payments under the convertible note also qualifies as a derivative liability.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2017:

	Fair Value Measurements as of
	March 31, 2017
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	113,565
Total liabilities	$-	$-	$113,565

As of March 31, 2017 and December 31, 2016, the aggregate fair value of the outstanding derivative liability was $113,565 and $54,187. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the three months ended March 31, 2017:

Quarter Ended March 31,
2017
Volatility	144.29%
Risk-free interest rate	0.76%
Expected dividends	-%
Expected term	0.25 years

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2017:

Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2017
Fair value as of December 31, 2016	$54,187
Additions recognized as derivative loss	55,538
Change in fair value	3,840
Fair value as of March 31, 2017	$113,565

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 13, 2017, the Company was served with a lawsuit by Affluent ADS LLC, d/b/a Leadnomics ("Affluent"), which alleges that the Company owes $33,596.85 as compensation for services rendered by Affluent. The Company has not accrued any amount for this claim, as it believes the claim is without merit.

NOTE 8 – SUBSEQUENT EVENTS

In March 2017, the holder of the convertible debenture dated June 4, 2014 agreed to waive payment of the daily default penalty owed by the Company through October 31, 2016. The daily default penalty resumed from November 1, 2016 until cured. The parties also agreed to extend the maturity date of the debenture from February 15, 2017 to July 1, 2017.

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

Results of Operations

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The Company generated $239,119 in revenue for the three month period ended March 31, 2017, which compares to revenue of $367,837 for the three month period ended March 31, 2016.  Our revenues decreased during the three month period ended March 31, 2017 due to decreased sales of our services to our current customers during this period.

Cost of sales for the three month period ended March 31, 2017 was $118,937, which compares to cost of sales of $127,130 for the three month period ended March 31, 2016.  Our revenues decreased during the three months ended March 31, 2017, and as our sales revenue decreased, our cost of sales correspondingly decreased.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees for the three month period ended March 31, 2017, were $147,478. This compares with operating expenses for the three month period ended March 31, 2016 of $152,526.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

As a result of the foregoing, we had a net loss of from operations of $27,296 for the three month period ended March 31, 2017. This compares with net income from operations for the three month period ended March 31, 2016 of $88,181.

Other operating expenses were made up of interest expense, loan default penalties on the convertible note, and loss on derivative liabilities.  In the three month period ended March 31, 2017, interest expense was $13,916, an increase of $10,515 over the $3,401 charged in the three month period ended March 31, 2016.  The increase was due primarily to the write-down of the remaining balance of debt discount.  Loan default penalties were incurred as a result of the failure to make timely payments under the convertible debenture.  Loss on derivative liabilities was $59,378 ($0 in 2016).

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

Liquidity and Capital Resources

As of March 31, 2017 we had cash or cash equivalents of $1,317. As of December 31, 2016, we had cash or cash equivalents of $6,176.

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

Net cash used in operating activities for the three months ended March 31, 2017 was $4,859. This compares to net cash provided by operating activities of $28,423 for the three month period ended March 31, 2016. This change is primarily due to the net loss incurred in the period, offset in part by non-cash loss on derivatives, an increase in accrued expenses, and a decrease in increase in accounts receivable.

Cash flows from investing activities were $0 for the three month period ended March 31, 2017 and 2016.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows used in financing activities was $0 for the three month period ended March 31, 2017 which compares to cash flows used in financing activities of $43,000 for the three month period ended March 31, 2016.  During the three months ended March 31, 2016, the Company made payments totaling $43,000 on the convertible note.

As of March 31, 2017, our total assets were $46,413 and our total liabilities were $964,588.  As of December 31, 2016, our total assets were $86,573 and our total liabilities were $795,159.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning March 31, 2017 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

We are redefining the current prospect and lead generation and acquisition industry by developing an information exchange service which allows sellers and buyers of leads, and other information assets, to operate in an optimized, transparent, and efficient way to transact deals in a more efficient manner than what is experienced in today's markets and systems.  This is accomplished primarily through systems and processes which enable enhanced business intelligence and management thereby empowering stakeholders on both sides of the transaction to make well-informed and meaningful connections with each other.

Our Company generates revenue through its lead generation services, which are comprised of the lead generation methods described above and are accessed by our customers through our automated system. The cost of developing an automated system such as ours is prohibitive for a majority of companies. We fulfill a need by allowing these companies to use our technology, forms, landing pages etc., for a fee. We currently are back logged with the amount of companies looking to buy and sell leads to us, our carriers and agencies. In return, we get compensated when we sell a lead by charging our customers a fee for each lead purchased.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2017, based on the material weaknesses defined below:

(i)            Inadequate segregation of duties consistent with control objectives
(ii)          Lack of control procedures consisting of multiple level of supervision and review through the financial preparation and reporting processes.

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

Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the three months ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 13, 2017, the Company was served with a lawsuit by Affluent ADS LLC, d/b/a Leadnomics ("Affluent"), which alleges that the Company owes $33,596.85 as compensation for services rendered by Affluent. The Company has not accrued any amount for this claim, as it believes the claim is without merit.

There are no other legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 2017.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	May 22, 2017
James Bayardelle	Title	Date