Form 10-Q
period 2017-09-30
Nexus Enterprise Solutions, Inc.
filed 2017-11-20
CIK 1561781

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2017

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-184832

NEXUS ENTERPRISE SOLUTIONS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Wyoming	45-2477894
(State or other jurisdiction of incorporation or organization)	(IRS Employer File Number)

6810 N State Road 7 Coconut Creek, FL	33073
(Address of principal executive offices)	(zip code)

 (561)-767-4346
 (Registrant's telephone number, including area code)

5340 N. Federal Highway, Suite 206, Lighthouse Point, FL 33064
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 20, 2017, registrant had outstanding 19,542,144 shares of the registrant's common stock.

FORM 10-Q

NEXUS ENTERPRISE SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Nexus Enterprise Solutions, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEXUS ENTERPRISE SOLUTIONS, INC. Balance Sheets
	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,448	$6,176
Prepaid expenses	1,973	1,973
Accounts receivable, net	52,639	78,424
Total Current Assets	56,060	86,573

TOTAL ASSETS	$56,060	$86,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$307,625	$255,697
Accrued expenses	497,277	248,790
Derivative liabilities	176,094	54,187
Convertible debt, net of unamortized discounts	112,300	102,500
Notes payable to related parties	135,385	133,985
Total Current Liabilities	1,228,681	795,159

Total Liabilities	1,228,681	795,159

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized,
no par value, no shares issued and outstanding.	-	-
Common stock, 500,000,000 shares authorized
$0.001 par value; 19,542,144 and 19,242,144 shares issued and
outstanding at September 30, 2017 and December 31, 2016, respectively	19,542	19,242
Additional paid-in capital	1,591,289	1,576,369
Accumulated deficit	(2,783,452)	(2,304,197)
Total Stockholders' Deficit	(1,172,620)	(708,586)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,060	$86,573

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$315,438	$266,852	$763,273	$964,702
COST OF SALES	240,714	152,891	446,490	548,798
GROSS PROFIT	74,724	113,961	316,783	415,904

OPERATING EXPENSES
General and administrative	39,246	11,688	82,338	112,688
Consulting and professional fees	129,871	125,330	333,507	357,344
Total Operating Expenses	169,117	137,018	415,845	470,032

LOSS FROM OPERATIONS	(94,393)	(23,057)	(99,062)	(54,128)

OTHER EXPENSES
Interest expense	(4,208)	(38,825)	(22,286)	(46,495)
Loan default penalties on convertible note	(63,000)	-	(236,000)	-
Gain/(loss) on derivative liabilities	34,571	8,692	(121,907)	8,692

NET LOSS	$(127,030)	$(53,190)	$(479,255)	$(91,931)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED	19,348,493	19,242,144	19,280,974	19,092,053

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(479,255)	$(91,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	547
Amortization of debt discount	9,800	36,377
Derivative loss (gain)	121,907	(8,692)
Stock-based compensation	15,220	34,334
Changes in operating assets and liabilities:
Accounts receivable	25,785	96,323
Accounts payable	51,928	(39,788)
Interest payable	12,487	-
Accrued default penalty payment	236,000	10,118
Net Cash Provided by/(Used in) Operating Activities	(6,128)	37,288

FINANCING ACTIVITIES
- Borrowing from related party note payable	2,000	61,000
Repayment of related party notes payable	(600)	(48,500)
Repayment of third party notes payable	-	(68,500)
Net Cash Provided by/ (Used In) Financing Activities	1,400	(56,000)

NET (DECREASE) IN CASH	(4,728)	(18,712)
CASH AT BEGINNING OF PERIOD	6,176	18,842
CASH AT END OF PERIOD	$1,448	$130

SUPPLEMENTAL DISCLOSURES FOR NON-CASH FINANCING ACTIVITIES:
Debt discount resulting from derivative liability	$-	$67,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of Nexus Enterprise Solutions, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine month period ended September 30, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2017.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  The Company has a working capital deficit of ($1,172,621) and an accumulated deficit of ($2,783,452) as of September 30, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In the second quarter of 2017, after a year of negotiations, the Company was able to secure new technology to be used to sell leads to its clients.  This technology allows better segmentation of data.  The Company believes that this technology will allow it to sign up more significant leads buyers in future, which will allow it to return to consistent levels of profitability. However, through the end of the third quarter of 2017, these efforts to establish a stabilized source of revenues have been insufficient to cover operating costs over an extended period of time, or have not materialized.

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

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 1, 2017, Christopher Ashe was appointed as the Company's Chief Executive Officer. In connection with his appointment, the Company and Devgen, LLC, an entity owned by Mr. Ashe, entered into an Independent Contractor Agreement dated September 1, 2017 (the "Ashe Agreement"). Pursuant to the Ashe Agreement, Mr. Ashe will receive a monthly cash fee of $10,000, as well as a variable fee of 5% of total gross profit under $100,000, 4% of total gross profit over $100,000 and 5% of gross profits from customers obtained by Mr. Ashe.  Pursuant to the Ashe Agreement, for a period of one year from September 1, 2017 (the "Effective Date"), Mr. Ashe will be paid a minimum of $12,000 per month (the "Minimum Fee"), which shall include the monthly cash fee and the variable fee.  Mr. Ashe has also agreed that for the first three months from the Effective Date, $2,000 of the Minimum Fee shall be paid as a promissory note to be repaid in equal installments of $500 over a twelve month period, beginning in the fourth month from the Effective Date.  In addition, Mr. Ashe will be issued 1,200,000 shares of restricted common stock. 200,000 common shares, with a fair value of $12,000, were issued upon the Effective Date.  The remaining 1,000,000 shares will be issued in equal quarterly installments from January 10, 2018 through October 1, 2020 (see Note 7 - Commitments and Contingencies, and Note 8 – Subsequent Events).  During the quarter ended September 30, 2017, Devgen LLC was paid $10,000 under the Ashe Agreement.

There was no variable fee paid under the Ashe Agreement as of the end of the third quarter.  In addition to the $12,000 in fair value of the shares issued, the fair value of the remaining 1 million of shares was estimated as of September 30, 2017 and the prorated expense of $220 from the date of the agreement to period ended September 30, 2017 was recognized.

On October 13, 2017, Christopher Ashe resigned from his position as Chief Executive Officer of the Company. There were no disagreements between the Company and Mr. Ashe.  As part of Mr. Ashe's resignation, the Company and Mr. Ashe mutually agreed to terminate the Independent Contractor Agreement dated September 1, 2017.  There will be no additional compensation paid by the Company pursuant to the Ashe Agreement.

As of September 30, 2017 and December 31, 2016, the outstanding balance of accrued payroll to officers was $118,000 and $118,000, respectively.

The Company pays monthly consulting fees to two stockholders. During the nine months ended September 30, 2017 and 2016, these fees aggregated $118,300 and $129,050, respectively.

During the nine months ended September 30, 2017 and 2016, $60,400 and $68,000 was paid to Scott Schluer, Chief Technology Officer, for consulting services.  In June 2017, the Company also awarded a bonus of 100,000 common shares to Mr. Schluer for services performed.  The common shares were valued at $3,000.

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

As of September 30, 2017, and December 31, 2016, the Company had outstanding notes payable to related parties of $133,385, respectively. These notes are unsecured, bear interest between 0% and 15%, and are due on demand. A payment of $600 was made towards the notes during the nine months ended September 30, 2017.

Pursuant to the Ashe Agreement, for a period of one year from September 1, 2017 (the "Effective Date"), Mr. Ashe will be paid a minimum of $12,000 per month (the "Minimum Fee"), which shall include the monthly cash fee and the variable fee.  Mr. Ashe has also agreed that for the first three months from the Effective Date, $2,000 of the Minimum Fee shall be paid as a promissory note to be repaid in equal installments of $500 over a twelve month period, beginning in the fourth month from the Effective Date.  A note payable of $2,000 was recorded in this regard as of September 30, 2017. No interest is payable on the note.

NOTE 5 – NOTES PAYABLE

In April 2013, the Company and a third party reached an agreement for Nexus to use certain intellectual property in its lead generation business into perpetuity in exchange for a $150,000 note and 500,000 common shares which were previously issued during February 2012 (the fair value of these shares of $125,000 was reclassified from deposits to intangible assets during the year ended December 31, 2013). The note will be repaid in 18 monthly installments, with the monthly payments varying based on the Company's gross profit for that month. The monthly payments range from $5,000 to $25,000. The note does not bear interest unless a monthly payment is not made, at which time the note will bear interest at 12.5% until the non-payment is cured. During 2017 and 2016, the Company made payments of $0 and $0, respectively. The outstanding balance under this note payable was $0 as of September 30, 2017, and December 31, 2016, respectively. The outstanding balance of interest payable related to this agreement was $5,502 as of September 30, 2017, and December 31, 2016, respectively.

The note is currently in default over the amount of accrued interest of $5,502.  Currently, the Company is in talks with the third party to settle the default amount owed.  The third party has delivered a default notice to the issuer and voiced intentions on suing the Company over the amount of $5,502.  In the event the third party sues, the Company does not see it having any material effect.

On June 4, 2014, the Company borrowed $387,000 from an unrelated third party entity ("Holder") in the form of a convertible note. The note bears a zero percent interest rate until December 31, 2014, at which point the note will accrue interest at a rate of 8 percent per annum commencing on January 1, 2015. The principal balance of the note with accrued interest was originally due on February 15, 2017. According to the note, monthly payments commenced in January 2015, with the first payment of $17,500 due on January 15, 2015 and every payment due on or near the 15th of each month thereafter. On January 15, 2016, the monthly payments decreased to $15,000 per month until maturity. The Holder is prohibited from converting all or any portion of the outstanding principal and accrued interest provided timely monthly payments are received by the Holder pursuant to the terms set forth in the payment schedule. If the note becomes convertible due to timely monthly payments not being made, the note will be convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion. In addition, the Company is obligated to pay a penalty of $1,000 per day for each business day that the loan is in default.  Any such penalty is convertible into common stock at 55% of the lowest closing bid price of the Company's common stock during the 25 trading days preceding the date of conversion.  On October 1, 2016, an amendment to the note, which added a floor for conversions for the convertible provision of $0.0001, was signed into effect by both parties.  The Company defaulted on payments on the note in 2016.  In 2017, the Holder agreed to waive all default penalties due up to October 31, 2016.  On August 29, 2017, the parties agreed to extend the due date to January 8, 2018. The Company evaluated the convertible note along with the accrued late-payment penalties, under FASB ASC 815 and determined it qualified as a derivative liability. As of September 30, 2017, the note was in default due to payments not being made according to the payment schedule. The outstanding balance under the note was $112,300 as of both September 30, 2017 and December 31, 2016. Interest is being accrued at the default interest rate of 12%. Late-payment penalties in the amount of $236,000 have been accrued to September 30, 2017.

As of September 30, 2017, and December 31, 2016, the Company had aggregate outstanding third party notes payable of $112,300 and $112,300, respectively.  The unamortized debt discount at September 30, 2017 was $0 ($9,800 at December 31, 2016).

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

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2017:

	Fair Value Measurements as of
	September 30, 2017
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	176,094
Total liabilities	$-	$-	$176,094

As of September 30, 2017 and December 31, 2016, the aggregate fair value of the outstanding derivative liability was $176,094 and $54,187. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions as of September 30, 2017:

September 30,
2017
Volatility	134.55%
Risk-free interest rate	1.06%
Expected dividends	-%
Expected term	0.27 years

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2017:

Significant Unobservable Inputs (Level 3) Nine Months Ended September 30, 2017
Fair value as of December 31, 2016	$54,187
Additions recognized as derivative loss	119,317
Change in fair value	2,590
Fair value as of September 30, 2017	$176,094

NEXUS ENTERPRISE SOLUTIONS, INC.
Notes to the Financial Statements
 (Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 13, 2017, the Company was served with a lawsuit by Affluent ADS LLC, d/b/a Leadnomics ("Affluent"), which alleges that the Company owes $33,597 as compensation for services rendered by Affluent. The Company has not accrued any amount for this claim, as it believes the claim is without merit.

On September 1, 2017, Christopher Ashe was appointed as the Company's Chief Executive Officer.  Mr. Ashe was be issued 1,000,000 shares in equal quarterly installments from January 10, 2018 through October 1, 2020.  Mr. Ashe's right to receive the stock were subject to certain forfeiture provisions specified in the Ashe Agreement.  At September 30, 2017, the Company determined the value of the future contingent commitment to issue the shares was $60,000.  In the three months ended September 30, 2017, the Company recorded an expense of $220 as stock compensation against this liability.

NOTE 8 – SUBSEQUENT EVENTS

On October 13, 2017, Christopher Ashe resigned from his position as Chief Executive Officer of the Company. There were no disagreements between the Company and Mr. Ashe.  As part of Mr. Ashe's resignation, the Company and Mr. Ashe mutually agreed to terminate the Independent Contractor Agreement dated September 1, 2017.  There will be no additional compensation paid by the Company pursuant to the Ashe Agreement.

On October 13, 2017, James Bayardelle, was appointed as the Company's Chief Executive Officer, until a new Chief Executive Officer is appointed. Mr. Bayardelle was Chief Executive Officer of the Company from August 23, 2013 through September 1, 2017, and has been a Director of the Company since August 26, 2013.

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

The Company operations are currently being conducted out of the Company office located at 6810 N State Road 7, Coconut Creek, FL 33073; (561) 767-4346.  It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.  Its fiscal year end is December 31st.

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

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The Company generated $315,438 in revenue for the three month period ended September 30, 2017, which compares to revenue of $266,852 for the three month period ended September 30, 2016. Our revenues increased during the three month period ended September 30, 2017 primarily due to lower customer returns in 2017 (in the three months ended September 2017, customer returns totaled $(29,373), compared to returns of $(86,815) in the corresponding period in 2016).

Cost of sales for the three month period ended September 30, 2017 was $240,714, which compares to cost of sales of $152,891 for the three month period ended September 30, 2016. The increase was attributable to higher fees paid for leads purchased by the company and the payment of software licensing fees in 2017.

Operating expenses, which consisted solely of general and administrative expenses, and consulting and professional fees, were $169,117 for the three month period ended September 30, 2017. This compares with operating expenses for the three month period ended September 30, 2016 of $137,018.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

Other expenses for the three month period ended September 30, 2017 totaled $32,637, which compares to $30,133 for the three month period ended September 30, 2016. Other expenses for the three month period ended September 30, 2017 comprise interest expense ($4,208) and penalties accrued for late repayment of a convertible note ($63,000), which were offset by a gain of $34,571 on derivative liabilities.

As a result of the foregoing, we had a net loss of $127,030 for the three month period ended September 30, 2017. This compares with net loss for the three month period ended September 30, 2016 of $53,190.

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The Company generated $763,273 in revenue for the nine month period ended September 30, 2017, which compares to revenue of $964,702 for the nine month period ended September 30, 2016. Our revenues decreased during the nine month period ended September 30, 2017 due to decreased sales of our services to our current customers during this period.

Cost of sales for the nine month period ended September 30, 2017 was $446,490, which compares to cost of sales of $548,798 for the nine month period ended September 30, 2016. Our revenues decreased during the nine months ended September 30, 2017, and as our revenue decreased, our cost of sales decreased correspondingly.

Operating expenses, consisting of general and administrative expenses and consulting and professional fees, for the nine month period ended September 30, 2017, were $415,845. This compares with operating expenses for the nine month period ended September 30, 2016 of $470,032.  The major components of general and administrative expenses include accounting fees, legal and professional fees.

Other expenses for the nine month period ended September 30, 2017 totaled $380,193, which compares to $37,803 for the nine month period ended September 30, 2016. Other expenses for the nine month period ended September 30, 2017 comprise interest expense ($22,286), penalties accrued for late repayment of a convertible note ($236,000), and a loss of ($121,907) on derivative liabilities.

As a result of the foregoing, we had a net loss of $479,255 for the nine month period ended September 30, 2017. This compares with a net loss for the nine month period ended September 30, 2016 of $91,931.  The principal reasons for the increase in our net loss during the nine months ended September 30, 2017 over 2016 were our decreased revenue and increase in other expenses during the period.

Liquidity and Capital Resources

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

As of September 30, 2017 we had cash or cash equivalents of $1,448. As of December 31, 2016, we had cash or cash equivalents of $6,176. We also had a working capital deficit of $1,172,621.

In the second quarter of 2017, after a year of negotiations, the Company was able to secure new technology to be used to sell leads to its clients.  This technology allows better segmentation of data.  It allowed the Company to sign up a significant leads buyer in June, which resulted in improved monthly financial performance for that month.  The Company believes that other new customers will contract with the Company to use the technology, which the Company believes will allow it to return to consistent levels of profitability. However, these efforts to establish a stabilized source of revenues have been insufficient to cover operating costs over an extended period of time, or have not materialized.

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

Net cash used by operating activities was $6,128 for the nine month period ended September 30, 2017. This compares to net cash provided by operating activities of $37,288 for the nine month period ended September 30, 2016. This change is primarily due to an increase in the period in the net loss, offset by a gain on derivatives, the amortization of debt discount, an increase in accrued expenses, a decrease in accounts receivable and an increase in accounts payable.

Cash inflows from financing activities was $1,400 for the nine month period ended September 30, 2017 which compares to cash flows used in financing activities of $56,000 for the nine month period ended September 30, 2016. The change in cash flows related to financing activities is due to the fact that there was a substantial decrease in repayment of notes payable during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

As of September 30, 2017, our total assets were $56,060 and our total liabilities were $1,228,681. As of December 31, 2016, our total assets were $86,573 and our total liabilities were $795,159.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

Our plan for the twelve months beginning September 30, 2017 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.  We are also looking to diversify the products we sell.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2017, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our unaudited interim consolidated financial statements for the nine months ended September 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 1A. RISK FACTORS

Not required for a Smaller Reporting Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company granted 100,000 common shares to Scott Schluer in June 2017, and 200,000 common shares to Devgen LLC. in September 2017. The common shares were issued for services and valued at $15,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

10.1	Termination of Independent Contractor Agreement dated October 13, 2017, between Devgen, LLC and Nexus Enterprise Solutions, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2017.

Nexus Enterprise Solutions, Inc.

By:	/s/ James Bayardelle
James Bayardelle, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ James Bayardelle	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director	November 20, 2017
James Bayardelle